Form 10-K
period 2005-02-28
Refco Finance Inc.; Refco Group Ltd., LLC
filed 2005-07-01
CIK 1305464, 1305468

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended February 28, 2005
Commission file number: 333-119701 333-119701

REFCO GROUP LTD., LLC
REFCO FINANCE INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2169014 20-1400416 (I.R.S. Employer Identification No.)
One World Financial Center 200 Liberty Street, Tower A New York, New York (Address of Principal Executive Office)	10281 (Zip Code)
Registrant's telephone number, including area code: (212) 693-7000 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        Refco Group Ltd., LLC is a single member limited liability company, and its sole member is New Refco Group Ltd., LLC. The aggregate market value of the voting securities of Refco Finance Inc. held by non-affiliates as of May 31, 2005 was $0. The total number of shares of common stock of Refco Finance Inc. issued and outstanding as of May 31, 2005 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE
None

REFCO GROUP LTD., LLC
REFCO FINANCE INC.
FORM 10-K
TABLE OF CONTENTS

i

PART I

ITEM 1.    BUSINESS

        In this Form 10-K, the terms "Refco Group" refers to Refco Group Ltd., LLC, "New Refco" refers to New Refco Group Ltd., LLC, the sole member of Refco Group, "Refco Finance" refers to Refco Finance Inc., a wholly owned subsidiary of Refco Group, and "Refco," "we," "our" and "us" refer to Refco Group and its subsidiaries,. The terms "fiscal year" and "FY" refer to the 52 or 53 weeks ended on the final day in February, while the terms "calendar year" and "year" refer to the year ended December 31 of the year referenced.

Our Company

        We are a leading independent provider of execution and clearing services for exchange-traded derivatives and a major provider of prime brokerage services in the fixed income and foreign exchange markets. We offer our customers rapid, low-cost trade execution and clearing services on a broad spectrum of derivatives exchanges and over-the-counter, or OTC, markets. Our customers include corporations, government agencies, hedge funds, managed futures funds, pension funds, financial institutions, retail clients and professional traders. Our revenues are primarily comprised of transaction fees earned from executing and clearing customer orders, and interest income earned on cash balances in our customers' accounts and from providing financing through repurchase transactions.

        We began operations in 1969 by providing execution and clearing services in agricultural commodities. Throughout the 1970s, we expanded our product offerings in response to the introduction of new financial futures products. Our involvement in Prime Brokerage/Capital Markets began in 1982 in response to requests from existing futures customers for the ability to adjust their futures positions after the futures market was closed. We formed the Prime Brokerage/Capital Markets division to provide this service by facilitating customer access to the cash markets, including the interbank foreign exchange market, in our capacity as a broker in principal. The brokerage in principal business model established the foundation both for our foreign exchange operations and for our other cash market brokerage activities. From 1983 to 1985, we emerged as a leading consolidator in the futures industry by acquiring Chicago Grain, ContiCommodities and DLJ Futures. By 1985, we had built an international infrastructure and strong market position in global derivatives markets.

        In September 1998, Phillip Bennett was named our chief executive officer. Under his leadership, we formed a new senior executive team with significant industry experience to focus on growing our business and strengthening our regulatory and customer focus. Under our new senior management team, we grew internally and through a number of acquisitions. In 2000, we acquired Lind-Waldock, a leading retail derivatives brokerage operation. From 2001 to 2003, we enhanced our strong market position in the professional trader market by, among other things, the acquisition of MacFutures Limited and the professional floor trader business of First Options.

        Refco Group is a Delaware limited liability company and Refco Finance is a Delaware corporation. Our principal executive offices are located at One World Financial Center, 200 Liberty Street, Tower A, New York, New York 10281, and our telephone number is (212) 693-7000. We also have a website located at www.refco.com. The information that appears on our website is not a part of and is not incorporated into this Form 10-K.

Recent Developments

Acquisition of Cargill Investor Services

        On June 22, 2005, we announced that we entered into a definitive agreement to acquire the global brokerage operations of Cargill Investor Services, or CIS, for $208.0 million in cash and future contingent cash payments of between $67.0 million and $192.0 million, based on performance of the acquired operations. The transaction is expected to close in one to two months, subject to the receipt of antitrust clearance and other regulatory approvals. The transaction is also subject to contractual closing conditions.

Services

        We are organized into two operating business segments for financial reporting purposes: (i) Derivatives Brokerage & Clearing and (ii) Prime Brokerage/Capital Markets, and we have one non-operating business segment, Corporate & Other. See Note R to our financial statements for our results of operations from the respective business segments.

Derivatives Brokerage & Clearing

        We execute and clear customers' orders for exchange-traded derivatives. Customers use our Derivatives Brokerage & Clearing platform to place buy and sell orders for derivatives contracts, which we direct to the appropriate exchange for matching. We also facilitate confirmation and settlement of our customers' derivatives transactions and ensure that our customers have the appropriate collateral in their accounts to support their derivatives positions. We conduct these activities in our capacity as a regulated Futures Commission Merchant, or FCM. As an FCM, we are responsible to the applicable clearing house for our customers' transactions. We are the largest independent FCM in the United States based on domestic customer segregated fund balances of approximately $4.0 billion as of February 28, 2005. In 2004, we were the largest customer in terms of contract volume of the Chicago Mercantile Exchange, or CME, the largest derivatives exchange in the United States.

        We generate Derivatives Brokerage & Clearing revenues from: (i) transaction fees earned from executing and clearing customer orders and (ii) interest income earned on cash balances in our customers' accounts. From fiscal year 2000 through fiscal year 2005, our Derivatives Brokerage & Clearing net revenues and operating profit have grown at a compound annual growth rate of 24.3% and 33.3%, respectively, driven primarily by annual increases in contract volumes executed or cleared and annual increases in customer deposits. Our growth has been generated both organically and through strategic acquisitions, which have broadened our customer base, service offerings, geographic reach and exchange coverage.

        Our business is diversified across customers, products and exchanges. The following charts illustrate our diversity across exchanges and contract types for fiscal year 2005:

Contract Volume by Exchange(1)	Contract Volume by Type(1)

(1)
Total volume: 654 million contracts

        Customers.    As of February 28, 2005, our Derivatives Brokerage & Clearing division serviced over 193,000 customer accounts. Our customers include institutions, professional traders and retail investors.

        Institutions.    Institutions are typically large mutual funds, hedge funds, financial institutions, pension plans and other non-financial entities. We market to our institutional customers through a sales force of experienced financial services professionals. We offer institutions high service levels, anonymity, unconflicted access to a broad range of products and markets and competitive pricing. We believe that it is important to institutional customers that we do not speculatively trade with our own capital in a strategy-based or directional manner and therefore avoid potential conflicts with our customers. We believe the quality of execution is very important to our institutional customers and that we are able to provide such customers with efficient execution due to our scale, liquidity and geographic breadth. We have experienced growth in our institutional customer base, in part, driven by the proliferation of hedge funds and an increasing corporate focus on risk management.

        Professional Traders.    Professional traders are either locals, who are individual members of derivatives exchanges trading for their own account on the floors of those exchanges that maintain the open outcry method of price discovery, or professionals trading electronically from dedicated facilities built to service their needs. We have a strong market position among professional traders and locals. Professional traders are high volume customers who require an operating platform with rapid execution at a low cost. Locals fulfill an important role in the market as liquidity providers for the exchanges of which they are members. Through internal growth and acquisitions, we have increased our professional trader customer base as part of our strategy to grow transaction volumes and our plan to diversify our customer base. This strategy allows us to integrate and efficiently process very large volumes and to manage effectively the risks associated with this particular customer group. We also believe that this particular customer base will be of strategic significance in the future as markets become increasingly automated. Locals are well suited to the development of off-the-floor trading locations, which provide them with direct access to electronic markets and enable us to continue to benefit from the order flow and commission generating potential of these clients. Our MacFutures model is indicative of the opportunities presented by this trend. MacFutures, a London- based business we acquired in March 2003, provides specialty clearing services for individual professional traders, specializing in the electronic derivatives and fixed income markets in Europe. The model, which involves the recruiting and training of professional traders who are provided with access to electronic exchanges on our own off-the-floor trading locations, has now been implemented in Chicago and Montreal.

        Retail Investors.    Retail customers are typically experienced individual investors. We have grown our retail customer base historically through internally generated new accounts and through acquisitions. The global retail customer base is growing as new product offerings with a broad investor appeal, such as the e-mini contracts, are listed on exchanges. We offer our retail customers access to a broad range of products and value added services, including research, real time quotes, risk management tools, account information and customer support. Our retail customers also benefit from the operating platform that we have built to service our institutional and professional trader clients. We market to retail customers through an actively managed lead generation and marketing strategy targeted at identifiable customer groups who we believe would be receptive to trading equity derivatives. Specific examples of these initiatives include the following:

  •
  We leverage our prominent Lind-Waldock brand name and its online platform. Lead generation is driven primarily by print media advertising and, increasingly, a broad range of internet marketing initiatives, including key word strategies negotiated with search engines.

  •
  We are developing business-to-business, or B-2-B, relationships to expand the scale of our retail customer base. These are often negotiated with complementary and non-competitive retail brokerage firms such as Charles Schwab & Co., Inc., TD Waterhouse Investor Services, Inc. and

    Ameritrade Inc. We typically provide access to and execution of exchange-traded derivatives products for the customers of our B-2-B partners.

  •
  We rely on our traditional sales force of account executives and registered introducing brokers who independently (but with corporate product support) market to individual clients throughout North America.

  •
  First time potential clients are targeted using educational marketing strategies often developed in conjunction with seminar providers and investment educational professionals.

        Product Access.    We provide our customers access to all significant exchange-traded derivatives contracts, including interest rates, equity indexes, energy, agriculture, foreign currency, metals contracts and managed futures.

        Exchanges.    We provide our customers access to virtually all major global derivatives exchanges, including the CME, the Chicago Board of Trade ("CBOT"), Chicago Board Options Exchange ("CBOE"), the New York Mercantile Exchange ("NYMEX"), London Metal Exchange ("LME"), Eurex, Euronext.liffe and the International Petroleum Exchange ("IPE"). In recognition of the technological advances in the industry, we provide both open outcry and electronic access to the derivatives markets. The electronic trading platforms we provide access to include GLOBEX, LIFFE CONNECT and NYMEX Access.

        Competition.    The primary competitors of our Derivatives Brokerage & Clearing business include affiliates of major commercial and investment banks and independent FCMs. We compete for customers and transaction volume on the basis of our access to a broad range of products and exchanges, our service levels, relationships, technology and operating platform and pricing. Many of our investment and commercial banking competitors maintain large proprietary trading operations.

        Refco Alternative Investments.    In June 2002, we created Refco Alternative Investments to develop product offerings using alternative assets, such as managed futures, for distribution to our customers. These offerings result in the creation of asset management funds, utilizing both our sales force and third-party distributors to raise assets. All investment decisions are made by third-party managers, and all brokerage activity of the funds is directed exclusively to our derivatives and cash brokerage affiliates, driving transaction volume to our core transaction processing platform. Additionally, such funds typically earn an asset management fee. An important milestone was reached following the negotiation with Standard and Poor's for the branding of a portfolio of Commodity Trading Advisors and the subsequent creation of a managed futures index, which is tracked by a public fund and a series of private funds. This product, which took advantage of weaker equity markets and the non-correlated performance of derivatives investing to equity market performance, was successfully launched in March 2003. As of February 28, 2005, approximately $612.8 million has been raised for this product, including our investment of approximately $0.5 million. We have earned approximately $4.6 million in management fees during fiscal year 2005.

Prime Brokerage/Capital Markets

        We offer prime brokerage services, including execution, clearing, securities financing, securities lending, custody and trade processing. We provide these prime brokerage services primarily in the U.S. Treasury securities, foreign exchange and non-dollar fixed income markets. Our customers include hedge funds and other financial institutions.

        Our fixed income operating platform provides our customers access to the interdealer broker, or IDB, market for U.S. Treasury securities. The IDB market is an OTC, wholesale securities market that allows brokers to trade with one another. Access to the IDB market is usually limited to member firms who can meet its membership requirements, such as the minimum capital requirement. We allow our customers to use our IDB membership and operating platform to gain direct access to transparent IDB market pricing and liquidity.

        In the case of foreign exchange, we act as a broker for customers wishing to transact business in the interbank foreign exchange market. We processed over $1.2 trillion in customer transaction volume in fiscal year 2005. We enable our customers to trade in the majority of the world's principal currencies in the form of spot, forwards and options in OTC foreign exchange markets via several trading platforms. These platforms include both voice broking in which our team of brokers place customer orders with market makers, primarily large money center banks, as well as online platforms.

        We generate Prime Brokerage/Capital Markets revenues from: (i) transaction fees earned from executing and clearing customer orders and (ii) interest income earned from providing financing through repo transactions. From fiscal year 2000 through fiscal year 2005, our Prime Brokerage/Capital Markets net revenues and operating profit have grown at compound annual growth rates of approximately 26.0% and 38.2%, respectively. This growth has been driven primarily by an increase in the number of customers, growth in the U.S. Treasury securities market and new product introductions. We have also grown through acquisitions.

        Unlike our exchange-traded derivatives business, our Prime Brokerage/Capital Markets activities are not conducted on exchanges. In order to effect Prime Brokerage/Capital Markets transactions for our customers, we act as a principal executing the transaction with our customer and simultaneously executing an offsetting trade in the market. We do not trade speculatively in a directional or strategy-based manner for our own account and only initiate an order in the market to match an offsetting customer transaction. Because we act as broker in principal in our capital markets/fixed income business, these transactions are reported as "principal transactions, net" on our consolidated statement of income. We employ mark-to-market and margin risk management procedures identical to those adopted in regulated agent markets. We believe that the risk involved in these transactions is comparable to that incurred in our traditional derivatives brokerage operations.

        Product Access.    Within our Prime Brokerage/Capital Markets segment, we primarily provide fixed income and foreign exchange products and services.

  Fiscal Year 2005 Prime Brokerage/Capital Markets Revenue Breakdown

        Fixed Income.    Our worldwide trade execution capabilities extend to select sectors of the fixed income market, primarily in U.S. Treasury securities, OTC options on U.S. Treasury securities, corporate debt and related OTC derivatives, sovereign debt and emerging market debt.

        Our most important fixed income offerings are U.S. Treasury products available in the IDB market and associated financing primarily through U.S. Treasury securities repurchase agreements. We provide our customers with a single platform, "Refco Trader," to obtain access to dealer prices only available on IDB markets. Our customers use this platform to buy and sell U.S. Treasury securities and obtain financing through the repo market. We believe that the efficiency of the Refco Trader platform and the competitive bid offer spread in the IDB market is valuable to the fixed income fund manager and professional trader.

        Our IDB product offering has been enhanced in recent years by the consolidation among traditional participants in fixed income markets. We have been able to exploit the consolidation among liquidity providers without incurring any undue risk by providing professional customers and fixed income traders with an alternative source of liquidity through repurchase transactions. As we do not trade speculatively in a directional or strategy-based manner for our own account, we do not face the conflicts of interests with our customers as our competitors that engage in both agency and proprietary trading.

        We are targeting other fixed income markets, such as mortgage backed securities and European sovereign debt, where we can provide our customers a similar service offering and value proposition as our U.S. Treasury offering. We also have a strong presence in Europe as one of the few non-bank repo clearing members of the London Clearing House, or LCH, and have an expanding presence in Latin American, Eastern European and Southeast Asian markets.

        Foreign Exchange.    We are a major international broker of foreign exchange in the areas of execution and prime brokerage, processing over $1.2 trillion in transaction volume during fiscal year 2005. We provide 24-hour trading facility coverage of all major and most minor currencies, with service including spot, forwards, options, swaps and custom derivative overlays.

        Our largest foreign exchange business is the traditional voice brokerage business. Customers call us to execute foreign currency transactions. As a broker in principal, we enter into the transaction with our customer and simultaneously enter into an offsetting transaction with a market maker. For providing this service, we earn either a transaction fee or the spread between the price we charge our customer and the price that we pay the market maker. We compete for customers based on service, relationships, price competitiveness and by providing anonymity in trading.

        We have an online currency trading platform for our institutional customers developed in conjunction with Currenex, a leading global provider of currency pricing systems. This platform provides our customers electronic access to the foreign currency prices of several major market makers. The overall market for trading currency electronically is growing quickly due to the speed and cost benefits and the price transparency. This type of direct access is generally not offered by commercial or investment banks.

        We have also developed retail online foreign exchange offerings. These products are web-enabled, rely on global Internet-based distribution and, most importantly, encourage self-directed trading, which requires minimal human interaction on our part. This facilitates the handling of significant customer volumes with very low cost to income characteristics. An active web-based marketing strategy is currently in process to take maximum advantage of this market opportunity. We also own 35% of FXCM, which provides a foreign currency trading platform and execution services to retail investors.

        Other.    We have developed a worldwide clearing infrastructure that offers institutions and fund managers a single source for execution and all related financing activities in both domestic and international equity markets. These capabilities allow us to offer investors capital leverage through global integrated financing, securities lending, structured products and prime brokerage. We provide securities lending services for customers seeking to borrow equities to cover a short selling strategy or to generate additional income by lending securities already owned. Customers may also leverage equity positions with us through the use of customized derivative products and currency-linked transactions. Our financing structures include equity swaps, zero-cost options and repurchase agreements.

        Customers.    Our Prime Brokerage/Capital Markets customers are primarily institutions, including hedge funds, mutual funds, banks, broker-dealers and other corporate customers. We also serve a growing number of retail foreign exchange investors. All customers are subject to a detailed application process and credit check.

        Competition.    The primary competitors of our Prime Brokerage/Capital Markets business include affiliates of major commercial and investment banks and independent broker-dealers. Customers value speed of execution, anonymity in trading, low price, customer service and access to a breadth of products.

Risk Management

Liquidity Policy

        Our execution and clearing of derivatives requires limited working capital because the margin mechanism used by exchanges results in the customers providing the required funding to maintain positions. We maintain excess regulatory capital to provide liquidity during periods of unusual market volatility. Similarly for our brokerage activities in the cash markets, despite these transactions being brokered as principal and not as agent, we have adopted a futures-style margin methodology in which customer positions are valued daily and resulting realized or unrealized losses must be paid immediately in cash. This practice protects us against the risk that adverse price movements may prevent customers from meeting their financial obligations to us. Additionally, we have adopted a margin style procedure to control customer positions in our foreign exchange business. This account structure has facilitated considerable growth in the volume of business conducted, while maintaining a low risk profile.

Regulatory Capital

        Our primary U.S. regulated entities are Refco, LLC, an FCM, and Refco Securities, LLC, a broker-dealer. Each entity has regulatory capital requirements. As of February 28, 2005, the excess capital for Refco, LLC and Refco Securities, LLC was $95.0 million and $75.4 million, respectively. See "—Regulation."

Market Risk/Economic Liquidity

        Our risk is credit related risk or risk related to our customers' ability to meet their margin obligations. Because we do not trade speculatively in a directional or strategy-based manner for our own account, we have no direct exposure to market risk volatility or the potential price or liquidity risk that might arise.

Counterparty Risk Management

        Our current system provides the ability to project the impact of market volatility on price movement. We perform frequent stress tests of our customer positions, including intra-day trading analysis, daily equity change analysis, concentration risk analysis and premium seller analysis. Adjustments of margin or collateral requirements are made in anticipation of unusual adverse market developments. These tests have resulted in minimal losses due to counterparty exposures. We continue to upgrade our risk management procedures and systems to improve our ability to monitor actual and projected risk associated with customer operations. Our risk management department is responsible for the systematic review of customer exposure in both regulated and nonregulated markets.

Technology and Information Systems

        Our information technology group supports 14 locations worldwide, including our major management centers in New York, London and Chicago. Our exchange-traded derivatives central processing capacity is located in Memphis, Tennessee with primary backup in Chicago.

        Our core exchange-traded derivatives transaction-processing platform has been owned and developed by us since 1979. This system has accommodated our significant growth in recent years, including the integration of significant levels of acquired volume. Our ability to process transactions on a proprietary platform provides us with a strategic advantage by offering significant flexibility and high levels of responsiveness to changing customer and market conditions. Capital markets transaction processing platforms are outsourced. Fixed income prime brokerage and foreign exchange brokerage operations utilize systems developed by third parties.

        Customers currently access our global network through both traditional means (i.e., the use of voice brokers) and electronically. For electronic access, we provide third party vendor systems consistent with our focus on transaction processing rather than front-end technology while also offering a proprietary system for our retail customers. An increasing number of these applications are web-enabled. We have developed a web strategy to enhance access to the system and to use our website as a driver for business development in the form of lead creation. Among the capabilities that can be accessed online are risk management monitoring and access to tools, the account opening process as well as static forms, account statements and position and funds information.

        The continued integrity and security of our systems is key to our business. All of our systems have off-site backups and redundancies. These capabilities have been thoroughly tested, particularly during the events of September 2001 and the blackout of August 2003. In each case and despite the total loss of access to corporate headquarters in New York, our business was comprehensively and effectively redirected to pre-planned alternative locations and operating platforms and services to customers remained essentially uninterrupted.

Employees

        At February 28, 2005, we had approximately 2,448 employees. Approximately 1,685 of our employees are located in the United States. At the present time, no employees are represented by unions, and we believe our relations with our employees are satisfactory.

Regulation

        Most aspects of our business are subject to stringent regulation by U.S. federal and state regulatory agencies and derivatives and securities exchanges and by non-U.S. government agencies or regulatory bodies and exchanges. New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect our financial condition or results of operations. As a global financial institution, to the extent that different regulatory regimes impose inconsistent or iterative requirements on the conduct of our business, we will face complexity and additional costs in our compliance efforts.

        As an FCM, Refco, LLC's activities are regulated by the Commodity Futures Trading Commission, or CFTC, and the exchanges of which it is a member. Other of our subsidiaries, including Refco Alternative Investments LLC, Refco Fund Management Inc. and Refcofund Holdings Corporation, are registered with the CFTC as commodity trading advisors and commodity pool operators. Refco, LLC's business is also regulated by the National Futures Association, or NFA, of which Refco, LLC and certain of its affiliates are members. Violations of the rules of the CFTC, the NFA or the exchanges could result in remedial actions including fines, registration terminations or revocations of exchange memberships.

        Refco Securities, LLC is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico and is a member of self-regulatory organizations, including the National Association of Securities Dealers, or NASD and certain exchanges, including the CBOE. Broker-dealers are subject to regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use of customers' funds and securities, capital structure, record keeping and the conduct of directors, managers, officers and employees. Broker-dealers are also regulated by securities administrators in those states where they do business. Violations of regulations governing a broker-dealer's actions could result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences.

        Margin lending by some of our broker-dealer subsidiaries is regulated by the Federal Reserve Board's restrictions on lending in connection with customer purchases and short sales of securities, and NASD rules also require such subsidiaries to impose maintenance requirements on the value of securities contained in margin accounts. In many cases, our margin policies are more stringent than these rules.

        We conduct some of our government securities activities through Refco Securities, LLC, an NASD member registered as a government securities broker-dealer with the SEC and in certain states. The Department of Treasury has promulgated regulations concerning, among other things, capital adequacy, custody and use of government securities and transfers and control of governmental securities subject to repurchase transactions. The rules of the Municipal Securities Rulemaking Board, which are enforced by the NASD, govern the municipal securities activities of Refco Securities, LLC.

        As a registered broker-dealer, Refco Securities, LLC is subject to the SEC's and NASD's net capital rules, and, as an FCM, Refco, LLC is subject to the net capital requirements of the CFTC and various exchanges. Many non-U.S. securities exchanges and regulatory authorities also have imposed rules relating to capital requirements applicable to our non-U.S. subsidiaries. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity and require that at least a minimum amount of assets be kept in relatively liquid form. Refco Securities, LLC computes its net capital requirements under the alternative method provided for in the rule, which requires that Refco Securities, LLC maintain net capital equal to the greater of $250,000 or 2% of aggregate customer related debit items, as defined in SEC Rule 15c3-3. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. As of February 28, 2005, Refco Securities, LLC had net capital of $82.0 million, which was 24.7% of aggregate debit balance and $75.4 million in excess of required net capital. Refco, LLC, is required to maintain net capital equal to the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 4% of the total risk margin requirements for all positions carried in non-customer accounts. The net capital rule also provides that Refco, LLC must maintain adjusted net capital in excess of an early warning level equal to 110% of its net capital requirement. As of February 28, 2005, Refco, LLC had net capital of $283.9 million, which was $95.0 million in excess of required net capital.

        Compliance with the capital requirements may limit our operations requiring the intensive use of capital. Such requirements restrict our ability to withdraw capital from our subsidiaries, which in turn may limit our ability to pay dividends or repay debt. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect our ability to pay dividends or to expand or maintain present business levels.

        The USA PATRIOT Act of 2001, or the PATRIOT Act, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to FCMs, broker-dealers and other financial services companies, including standards for verifying customer identification at account opening and obligations to monitor customer transactions and detect and report suspicious activities to the government. Institutions subject to the PATRIOT Act must implement specialized employee training programs, designate an anti-money laundering compliance officer and submit to independent audits of the effectiveness of the compliance program. Anti-money laundering laws outside the United States contain similar provisions. We have established policies, procedures and systems designed to comply with these regulations.

        Our securities and futures businesses are also regulated extensively by non-U.S. governments, exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which one of our subsidiaries maintains an office. For instance, the Financial Services Authority and Euronext.liffe regulate the activities of Refco Overseas Limited in the United Kingdom. Other subsidiaries are also subject to regulation by securities, banking and finance regulatory authorities, exchanges and other self-regulatory organizations in numerous other countries in which they do business.

Geographic Distribution of Our Business

        We conduct the majority of our business and earn the majority of our revenues in the United States. We also have material operations in Bermuda and the United Kingdom. Our foreign operations expose us to numerous risks, including operating in countries with less developed technological infrastructures than the United States, operating in differing and often extensively regulated environments and exposing us to exchange rate fluctuations. See Note R to our audited financial statements for our results of operations for our foreign operations.

ITEM 2.    PROPERTIES

        Our main corporate offices are located in approximately 71,247 square feet of leased office space at One World Financial Center, 200 Liberty Street, Tower A, New York, New York 10281-1994. We also lease over 473,000 square feet of additional space throughout North America, Europe and Asia. Our primary management centers are located in Chicago and London and at our New York corporate office. Our exchange-traded derivatives central processing system is run out of a leased facility located in Memphis, Tennessee. We believe that our leased facilities are adequate to meet anticipated requirements for our current lines of business for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

Tradewinds

        On April 1, 1999, Tradewinds Financial Corporation, Tradewinds Debt Strategies Fund, L.P., Tradewinds Offshore Fund, Limited, Tradewinds Clipper Fund Ltd. and Tradewinds Secured Debt Fund (collectively, "Tradewinds") filed an action against Refco Securities, Inc., Refco Capital Markets, Ltd. and Martin Loftus (collectively, "Refco") in the U.S. District Court for the Southern District of New York, alleging, among other things, that Refco breached a customer agreement governing certain margin accounts by requiring Tradewinds to increase the value of collateral securing a margin loan from 60% to 100% in September 1998. Upon the completion of discovery, the parties stipulated that the court lacked jurisdiction over Tradewinds' claims and the case was dismissed. Tradewinds refiled the action in the Supreme Court of the State of New York. On March 27, 2002, Refco filed a motion for summary judgment. On September 15, 2003, the court granted in part Refco's motion, dismissing six of the seven claims asserted against Refco. The court reserved for trial before a jury Tradewinds' claim that Refco's actions breached the implied contractual duty of good faith and fair dealing. On March 16, 2004, the Appellate Division of the First Department of the State of New York affirmed the decision of the trial court in all respects. In June 2004, the sole remaining claim was tried before a jury. On June 17, 2004, the jury returned a verdict in favor of Tradewinds on the liability issue submitted to it by the trial judge. By memorandum decision and order dated March 3, 2005, the trial court granted Refco's post-trial motion to set aside the jury verdict as against the weight of the evidence and ordered a new trial. Tradewinds has filed a notice of appeal of the order and Refco has filed a notice of cross appeal. The court scheduled a pre-trial conference for August 12, 2005. If the parties' appeals have not been perfected by that date, the court will set a date for a new trial.

        At this time, it is not possible to predict the final outcome of this proceeding with certainty.

SEC Investigation

        In 2001, the Division of Enforcement of the SEC commenced an informal investigation into short sales of the stock of Sedona Corporation. The SEC requested that we produce documents relating to any of our accounts that traded in the stock of Sedona. In June 2001, the SEC issued a formal order of investigation into short sales of Sedona stock, as well as other transactions. In 2002 and 2003, we received subpoenas from the SEC and a request for a written statement. Generally, the subpoenas and the request required the production of documents, tapes and information regarding two of our former brokers who handled the account of Amro International, S.A., one of our former customers that engaged through its account with us in short sales of Sedona stock and whose financial advisor settled SEC charges with respect to such short sales in February 2003; our relationship with Amro and its two principals; other securities traded by Amro; and our record keeping, supervisory and short sale policies and restrictions. On May 16, 2005, we announced that our subsidiary, Refco Securities, LLC, received a "Wells Notice" from the SEC arising out of the investigation. Under SEC procedures, Refco Securities has the opportunity to make a submission to the SEC staff outlining why it believes any proposed enforcement action should not be brought. Refco Securities is currently engaged in discussions with the SEC staff regarding the Wells Notice and the possible resolution of this matter, and continues to cooperate fully with the SEC in respect of its investigation.

        In October 2003, we received a subpoena from the U.S. Attorney's Office for the Southern District of New York, which called for the production of documents we had produced to the SEC. In addition to producing documents in response to the foregoing subpoenas, we have made our employees available to testify before the SEC and to be interviewed by the U.S. Attorneys' office. Refco Securities, LLC has been advised orally that it is not currently the subject of the U.S. Attorneys' investigation.

        At the present time, it is not possible to predict the ultimate outcome of the foregoing matters with certainty. We have recorded a reserve for potential settlement and related costs.

Trading Technologies

        On March 1, 2005, Trading Technologies International, Inc. filed an action against Refco Group, Refco, LLC and Refco EasySolutions, LLC (collectively, the "Refco parties") in the U.S. District Court for the Northern District of Illinois, Eastern Division, alleging that the Refco parties infringed upon certain patents owned by Trading Technologies relating to electronic trading software. In its complaint, Trading Technologies demanded a preliminary and permanent injunction against the Refco parties, as well as unspecified damages and costs. The Refco parties filed certain counterclaims for breach of contract and attempted monopolization and an affirmative defense of patent misuse. On May 20, 2005, Trading Technologies filed a motion to dismiss these counterclaims and affirmative defense. Trading Technologies has also announced that it has postponed its planned termination of certain licensing agreements with the Refco parties until at least July 15, 2005.

Other

        In addition to the matters discussed above, from time to time, we are party to litigation and administrative proceedings that arise in the ordinary course of our business. We do not have any other pending litigation that, separately or in the aggregate, would in the opinion of management have a material adverse effect on our results of operations or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               SECURITYHOLDER MATTERS

        Refco Group is a single member limited liability company, and its sole member is New Refco. All outstanding shares of common stock of Refco Finance are held by its parent, Refco Group. As of May 31, 2005, there were 1,000 shares of Refco Finance common stock outstanding.

        Refco Group paid aggregate distributions to their equity holders of $100.0 million, $120.0 million and $11.0 million in the fiscal years ended February 28, 2003, February 29, 2004 and February 28, 2005, respectively. As a limited liability company, Refco Group made these distributions to equity holders periodically during the above periods.

        We intend to retain all available funds and any future earnings to reduce debt and fund the development and growth of our business and do not anticipate paying any cash distributions in the foreseeable future. Our ability to make distributions may also be restricted by the terms of the outstanding indebtedness of our subsidiaries, by the terms of any future indebtedness that we or our subsidiaries may incur and by legal and regulatory requirements. Any future determination to pay distributions will be at the discretion of New Refco.

ITEM 6.    SELECTED FINANCIAL DATA

        Set forth below is selected consolidated financial data, at the dates and for the periods indicated, for Refco Group as of and for the fiscal years ended February 28, 2001, 2002 and 2003, February 29, 2004 and February 28, 2005. The selected consolidated financial data as of and for the fiscal years ended February 28, 2002 and 2003, February 29, 2004 and February 28, 2005 have been derived from Refco Group's audited consolidated financial statements for fiscal years 2002, 2003, 2004 and 2005, and the selected consolidated financial data for the fiscal year ended February 28, 2001 has been derived from Refco Group's unaudited consolidated financial statements for fiscal year 2001.

        The financial data for the year ended February 28, 2005 represents the sum of the results of operations for Refco Group for the period from March 1, 2004 through August 5, 2004 and for the period from August 6, 2004 through February 28, 2005 and are not indicative of the results that would have actually been obtained if the THL Transactions (defined below under "Management's Discussion and Analysis of Financial Condition and Results of Operations") occurred on March 1, 2004. The selected historical financial data for the periods indicated below include the results of our Asset Management business, substantially all of which was distributed as part of the THL Transactions.

        You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Certain Relationships and Related

Transactions" and our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

					Period from March 1, 2004 through August 5, 2004
						Period from August 6, 2004 through February 28, 2005
	Fiscal Year Ended February 28,
	2001	2002	2003	2004(1)
	(unaudited)
	(dollars in millions)
Statement of Income Data:
Revenues:
Commissions and brokerage	$397	$478	$572	$645	$362	$487
Interest	1,528	1,711	2,387	1,052	769	1,817
Principal transactions, net	103	99	83	166	119	161
Asset management and advisory fees	10	6	—	7	4	9
Other	2	4	4	4	2	6

Total revenues	2,040	2,298	3,046	1,874	1,256	2,479

Expenses:
Commissions and order execution costs	250	324	385	412	244	359
Interest	1,406	1,557	2,182	898	707	1,765
Employee compensation and benefits	169	167	181	205	109	158
General, administrative and other	140	149	143	170	97	146

Total expenses	1,965	2,197	2,891	1,685	1,157	2,428

Income before provision for income taxes, minority interest, dividends on preferred securities issued by subsidiaries, income from equity investees, members' interest in earnings (losses) of subsidiary and discontinued operations	75	101	155	189	100	51
Provision for income taxes	6	5	1	12	8	6

Income before minority interest, dividends on preferred securities issued by subsidiaries, income from equity investees, members' interest in earnings (losses) of subsidiary and discontinued operations	69	96	154	177	92	45
Minority interest	1	—	—	—	—	—

Income before dividends on preferred securities issued by subsidiaries, income from equity investees, members' interest in earnings (losses) of subsidiary and discontinued operations	68	96	154	177	92	45
Dividends on preferred securities issued by subsidiaries	14	16	16	—	—	—
Income from equity investees	—	1	2	11	8	17
Members' interest in earnings (losses) of subsidiary	—	—	—	1	6	(17)

Income from continuing operations	54	81	140	187	94	78

Discontinued operations:
Income from discontinued operations	20	14	1	—	7	—
Applicable income tax expense	2	2	1	—	3	—

Net income	$72	$93	$140	$187	$98	$78

	As of February 28,
	2001	2002	2003	2004(2)	2005
	(unaudited)
			(dollars in millions)
Balance Sheet Data:
Total assets	$18,277	$22,611	$19,215	$33,332	$48,768
Long-term debt and preferred securities issued by subsidiaries:
Long-term borrowings	295	262	384	316	1,238
Subordinated debt	41	16	16	16	—
Preferred securities issued by subsidiaries	160	160	160	—	—

Total long-term debt and preferred securities issued by subsidiaries	496	438	560	332	1,238
Members' equity	500	515	566	616	153

					Period from March 1, 2004 through August 5, 2004
						Period from August 6, 2004 through February 28, 2005
	Fiscal Year Ended February 28,
	2001	2002	2003	2004(1)
	(unaudited)
	(dollars in millions)
Other Financial Data:
Depreciation and amortization	$22	$34	$23	$26	$12	$18
Long-term debt interest	23	25	27	31	12	56
Dividends on preferred securities	14	16	16	—	—	—
Capital expenditures	28	15	12	11	5	9
				Period from March 1, 2004 through August 5, 2004
					Period from August 6, 2004 through February 28, 2005
	Fiscal Year Ended February 28,
	2002	2003	2004(1)
	(dollars in millions)
Segment Data:
Revenues:
Derivatives Brokerage & Clearing	$692	$746	$840	$446	$629
Prime Brokerage/Capital Markets	2,217	2,609	1,268	913	2,036
Corporate & Other	(611)	(309)	(234)	(103)	(186)

Total revenues	$2,298	$3,046	$1,874	$1,256	$2,479

Income before provision for income taxes, dividends on preferred securities issued by subsidiaries, income from equity investees, members' interest in earnings (losses) of subsidiary and discontinued operations
Derivatives Brokerage & Clearing	$58	$77	$122	$60	$75
Prime Brokerage/Capital Markets	96	101	125	67	71
Corporate & Other	(53)	(23)	(57)	(27)	(94)

Total	$101	$155	$189	$100	$51

(1)
Year ended February 29.

(2)
As of February 29.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion in conjunction with the information included under the caption "Selected Financial Data" and our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. Further, the following discussion includes information related to our Asset Management business, substantially all the assets of which were distributed to Refco Group Holdings, Inc. on August 5, 2004. Reference to the year ended February 28, 2005 includes the period from March 1, 2004 through August 5, 2004 combined with the period from August 6, 2004 through February 28, 2005.

General

        We provide execution and clearing services for exchange-traded derivatives and provide prime brokerage services in the fixed income and foreign exchange markets. We serve over 200,000 customer accounts from our 23 locations in 14 countries. Our international operations generated $610.8 million, or 45.9%, of our net revenues for the year ended February 28, 2005 and $443.3 million, or 44.0%, of our net revenues for the year ended February 29, 2004. Our customers include corporations, government agencies, hedge funds, managed futures funds, pension funds, financial institutions, retail clients and professional traders.

        We were historically organized into three operating business segments for financial reporting purposes: (i) Derivatives Brokerage & Clearing; (ii) Prime Brokerage/Capital Markets; and (iii) Asset Management. We also have historically had a Corporate & Other non-operating business segment. Following the distribution of substantially all the assets of our Asset Management business in connection with the THL Transactions described below, we are now organized into two operating business segments for financial reporting purposes, Derivatives Brokerage & Clearing and Prime Brokerage/Capital Markets, and we have one non-operating business segment, Corporate & Other. We report the retained assets from our Asset Management business, Refco Alternative Investments, as part of our Derivatives Brokerage & Clearing business.

The THL Transactions and the Reincorporation

        On August 5, 2004, THL Refco Acquisition Partners, an affiliate of Thomas H. Lee Partners, L.P., and its affiliates and co-investors acquired approximately 57% of the equity interests in Refco Group, which they hold through New Refco Group Ltd., LLC, for approximately $507.0 million in cash. In connection with the transaction, Phillip Bennett, our President and Chief Executive Officer, exchanged his existing equity investment of approximately $382.5 million in Refco Group for an approximate 43% interest in New Refco, and other members of our management made an investment in New Refco aggregating approximately $4.5 million in cash. Concurrently with the closing of the acquisition, Refco Group entered into senior credit facilities providing for a fully drawn $800.0 million term loan and an undrawn $75.0 million revolving loan facility, and, together with Refco Finance, issued $600.0 million in aggregate principal amount of senior subordinated notes. Also concurrently with the consummation of the transactions described above, Refco Group distributed $550.0 million in cash as well as all of the equity interests of Forstmann-Leff International Associates, LLC, which at that time owned substantially all the assets of Refco Group's Asset Management business, to Refco Group Holdings, Inc., an entity that was owned by Tone Grant and Phillip Bennett and that is now wholly owned by Phillip Bennett. We refer to the foregoing transactions collectively as the "THL Transactions."

        We presently conduct our business through Refco Group and its direct and indirect subsidiaries. We intend to effect an initial public offering of common stock through Refco Inc., a newly formed Delaware corporation that will act as a holding company for our business. Immediately prior to the initial public offering, Refco Inc. will enter into a series of transactions as a result of which, Refco Inc. will become the parent of New Refco and its wholly-owned and majority-owned subsidiaries and will have no other assets or operations. We refer to these transactions as the "Reincorporation" and Refco Inc.'s initial public offering as the "initial public offering." For more information on the THL Transactions and the Reincorporation, see "Certain Relationships and Related Transactions."

Factors Affecting Our Results

        Our results of operations have been, and we expect will continue to be, affected principally by transaction volumes, interest rates, the level of global market activity, market volatility and expense management. Our results of operations have also been affected by acquisitions.

        Our revenues are primarily comprised of: (i) transaction fees earned from executing and clearing customer orders, which we record as commissions and brokerage or principal transactions, net depending on the nature of the transaction, and (ii) interest income earned on cash balances in our customers' accounts and from providing secured financing through repurchase transactions. From fiscal year 2000 through fiscal year 2005, our Derivatives Brokerage & Clearing net revenues increased at a compound annual growth rate of 24.3%, due primarily to annual increases in contract volumes executed or cleared and in part attributable to acquisitions and annual increases in customer deposits. During the same period, our Prime Brokerage/Capital Markets net revenues increased at a compound annual growth rate of 26.0%, due primarily to increases in both the number of customers and markets we serve as well as new product introductions and acquisitions.

Transaction Volumes

        Since 2001, Derivatives Brokerage & Clearing transaction volumes, measured in numbers of contracts, have increased, reflecting the broad growth trend in contract trading volumes currently being experienced in the derivatives industry. The continued convergence of derivatives and cash markets and the expanded use of derivatives for hedging and investment purposes have been the primary drivers of this industry trend. This industry trend has been global in nature, with a rapid introduction of new products in a variety of international markets. Prime Brokerage/Capital Markets transaction volumes, specifically foreign exchange dollar volumes and our customer securities financing and clearing volumes, increased reflecting expanded U.S. government borrowing activity and the continued long-term growth of foreign exchange markets. Recently, this increase in volume has been accelerated by market volatility caused by political uncertainty in the Middle East and its impact on energy supplies and the uncertain outlook concerning economic growth, interest rates and, in particular, the changing value of the U.S. dollar. We have been able to take advantage of the increase in derivatives transaction volume because of our diverse customer base, product offering and market coverage and have benefited from the increase in prime brokerage volumes as a result of new product initiatives, including online foreign exchange and emerging market debt brokerage.

Interest Rates

        Due to the fact that a portion of our revenues is derived from interest earned from the investment of funds deposited with us primarily by customers of our Derivatives Brokerage & Clearing business and the level of secured customer financing transactions in our Prime Brokerage/Capital Markets business, the level of prevailing interest rates affects our revenues. We generally benefit from rising interest rates. Rising interest rates increase the amount of net interest income earned from these customer deposits and the potential financing spread available on secured customer financing transactions. However, our interest expense also increases as a result of rising interest rates because borrowings under our new senior credit facilities accrue interest at variable rates. Declining interest rates decrease the amount of net interest income earned on customer deposits and the spread available on secured customer financing transactions. This is only partially offset by a decrease in interest rates on borrowings under our senior credit facilities.

Global Market Activity

        Each of our primary business segments is global in nature, and the general expansion of the global economy and continued globalization of financial markets have had a positive impact on our results of operations. The introduction of derivatives products internationally has accelerated in recent years, with emerging markets in Asia and Latin America supplementing traditional centers in North America and Europe. This growth has been prompted by economic expansion in these regions, deregulation and globalization. Similar trends have emerged in our Prime Brokerage/Capital Markets business as the capital markets in emerging economies have become more sophisticated. We believe this has presented us with growth opportunities in non-dollar fixed income, emerging market debt and foreign exchange brokerage.

Expense Management

        We have been able to leverage our operating capabilities to benefit from increased scale in our transaction volumes. By adding incremental volume to a pre-existing platform, our marginal cost of growth in transaction processing has been minimal. We believe we will benefit from the scalable nature of our transaction processing capabilities as more markets automate and move to electronic platforms. A high proportion of our marginal expense is variable in nature, which provides us an opportunity to improve our cost to income ratio. We believe this characteristic will have a continuing positive impact on our results of operations.

Acquisitions

        We have completed 16 acquisitions since 1999. It has been our practice to integrate and rationalize acquired companies as rapidly as possible, transferring operations to our existing platform. During the fiscal year ended February 28, 2002, we acquired the professional floor trader business of First Options, MST Canada Co. and Main Street Trading, all derivatives brokerage businesses. We acquired two other derivatives brokerage businesses during the fiscal year ended February 28, 2003: a division of Spear, Leeds & Kellogg and CFG Financial Group Inc. During the fiscal year ended February 29, 2004, we acquired three asset management businesses, Edinburgh Fund Managers Ltd., Societe Generale Investment Managers and Cardales UK Ltd., and five derivatives brokerage businesses, MacFutures Ltd., Carlton Brokerage Ltd., Friedberg Mercantile Group, RB&H and Trafalgar Commodities Ltd. In September 2004, we acquired the customer accounts and related assets of Pioneer Futures, a division of Pioneer Futures, Inc. In April 2005, we acquired the customer accounts and related business operations of The League Corp. In May 2005, we made a cash offer to the existing shareholders of EasyScreen plc, which closed on May 31, 2005. We currently hold 95.3% of EasyScreen's outstanding ordinary share capital. In addition, we entered into a purchase and sale agreement to acquire the global brokerage operations of Cargill Investor Services in June 2005.

Results of Operations

Revenues

        Total Revenues.    The components of our total revenues are commissions and brokerage, interest, principal transactions, net, asset management and advisory fees and other income.

        Commissions and brokerage revenue. Commissions and brokerage revenues represent transaction fees earned on executed or cleared contracts in our Derivatives Brokerage & Clearing business and transaction fees on trades in our Prime Brokerage/Capital Markets business. The transaction fees we charge are based on the type of customer, the type of transaction, the method of trading and the volume of trading activity that a particular customer conducts with us. The aggregate amount of commissions and brokerage revenues is a function of the number of transactions we process and the amount of gross commissions charged to customers in respect of those transactions.

        Interest revenue. Interest revenue represents both interest earned from the investment of customer funds deposited with us as margin for their trading activities in our Derivatives Brokerage & Clearing business and interest earned from providing secured customer financing through repurchase agreements as part of our Prime Brokerage/Capital Markets business. The latter involves taking a customer's security and refinancing it with a qualified financial counterparty. We earn interest revenue on these transactions by charging our customer a pre-determined spread above our cost of refinancing. Overall, interest revenue is driven by the level of customer deposits placed with our brokerage operations, the level of secured financing transactions we provide to our customers and the level of prevailing interest rates. Typically, the net interest that we earn is lower in a low interest rate environment and higher in a higher interest rate environment.

        Principal transactions, net. Principal transactions, net revenue is generated mainly by our Prime Brokerage/Capital Markets business and is derived from broking transactions in non-exchange traded derivatives and foreign exchange products. To execute a customer's order in non-exchange traded derivatives and foreign exchange products we enter into a transaction with our customer and a simultaneous and offsetting transaction in the market. We generally price the customer transaction such that we earn a small positive spread on the offsetting transaction, which we record on our income statement as principal transactions, net. This revenue represents our compensation for executing our customers' orders, and therefore is analogous to the commissions we earn when executing our clearing contracts for exchange traded derivative contracts.

        Although the absence of a central clearing counterparty requires us to broker such transactions as principal, the risks associated with such transactions are not materially greater than those associated with the brokerage of exchange-traded derivatives. Our customers bear the risk of the economic results of such transactions, and we confine ourselves to earning the positive spread on the transaction. Nonetheless, because of our principal role, we are required to record certain other aspects of the transactions, including a record of realized and unrealized gains and losses relating to such customer transactions. These transaction gains are for the benefit of our customers and any losses are for the account of our customers who secure the payment to us of any such losses by depositing margin funds as collateral. Analyses of the realized and unrealized gains and losses as recognized and recorded under principal transactions, net for each of the years ended February 28, 2005, February 29, 2004 and February 28, 2003 are included in our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. See Note B to our audited consolidated financial statements.

        Asset management and advisory fees revenues. Asset management and advisory fees revenues primarily represent fees we charge for managing funds. The amount of these revenues has traditionally fluctuated with the level of funds under management and the investment performance of these funds.

        Net Revenues.    Although we report total revenues on a gross basis in our consolidated financial statements for purposes of segment reporting and analyzing our revenues, we believe that net revenues provide a more meaningful indication of our operating results. Net revenues represent total revenues less interest expense. Interest expense includes interest paid to Derivatives Brokerage & Clearing customers on the funds they maintain with us and interest paid to finance counterparties in our Prime Brokerage/Capital Markets business for the financing of customer securities. For purposes of calculating net revenues, interest expense excludes interest paid on long-term debt. We net interest expense against revenues because a substantial portion of our interest expense pertains to customer transactions from which we derive interest income but in which we have a related charge for interest expense.

Expenses

        Commissions and Order Execution Costs.    Commissions and order execution costs include variable expenses related directly to transactions conducted in our brokerage operations. These costs include exchange and clearing house fees, fees paid to third parties for execution of customer orders and sales commissions paid in those cases where customers are introduced and their orders are handled by non-salaried sales personnel.

        Employee Compensation and Benefits Expenses.    Employee compensation and benefits expenses include the cost of our global salaried employees. These expenses include base compensation, bonus compensation (whether discretionary or performance related) and the cost of medical insurance and other related employee benefits.

        General, Administrative and Other Expenses.    General, administrative and other expenses include all other operating expenses, including primarily lease expenses, communications and quotation systems expenses, travel and entertainment expenses, depreciation and amortization, professional fees and other miscellaneous expenses.

Income from Equity Investees

        We own minority interests in various businesses. We record income earned by these businesses based on our proportionate ownership. This income is recorded on our income statement as income from equity investees. These companies are engaged in both derivatives brokerage and prime brokerage operations in key product segments (such as retail foreign exchange brokerage) and important geographical markets (such as the Taiwan derivatives markets). Because we consider these activities integral to our global operations and material to our results of operations, we historically included earnings from these activities in operating profit for comparative purposes.

Operating Profit

        Operating profit represents income before provision for income taxes, dividends on preferred securities issued by subsidiaries, income from equity investees, members' interest in earnings (losses) of subsidiary and discontinued operations.

Income Taxes

        We will be treated as a partnership for federal income tax purposes. Under applicable regulations, members of a limited liability company treated as a partnership are responsible for their individual income tax liabilities related to the limited liability company's results of operations. Because we generated taxable income, we included in distributions to our members amounts sufficient to facilitate the payment of tax liabilities arising from the limited liability company's income. Accordingly, we have not provided for federal income taxes related to our results of operations. We made aggregate distributions, which included distributions with respect to members' tax liabilities arising from the limited liability company's income, of $100.0 million, $120.0 million and $11.0 million in the years ended February 28, 2003, February 29, 2004 and February 28, 2005, respectively. These distributions exclude any distributions made in connection with the THL Transactions. The provision for income taxes included in our consolidated financial statements relates to income taxes of foreign subsidiaries.

Periodic Results

        The following tables summarize our results of operations for the periods indicated and include our consolidated net revenues and net revenues and income before taxes and certain other items by segment. The consolidated financial data for the fiscal years ended February 28, 2003, February 29, 2004 and February 28, 2005 have been derived from our audited consolidated financial statements.

        For purposes of the tables and discussions below, the results of operations for the year ended February 28, 2005 represent the sum of results of operations for the period prior to the THL Transactions from March 1, 2004 through August 5, 2004 and for the period subsequent to the THL Transactions from August 6, 2004 through February 28, 2005 and are not indicative of the results that would actually have been obtained if the THL Transactions had occurred on March 1, 2004.

        The information contained in the following tables should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended February 28,
	2003	2004(1)	2005(2)
	(in millions)
Commissions and brokerage	$571.5	$645.4	$848.7
Interest	2,387.3	1,051.7	2,585.8
Principal transactions, net	82.6	165.9	280.1
Asset Management and advisory fees	0.1	7.3	12.5
Other	4.6	4.0	8.4

Total revenues	$3,046.1	$1,874.3	$3,735.5
Interest expense	(2,182.3)	(897.7)	(2,471.8)
Interest expense from long-term borrowings	27.2	31.1	68.2

Net revenues	$891.0	$1,007.7	$1,331.9

	Fiscal Year Ended February 28,
	2003	2004(1)	2005(2)
	(in millions)
Net revenues:
Derivatives Brokerage & Clearing	$674.0	$778.3	$971.4
Prime Brokerage/Capital Markets	243.7	287.9	404.1
Corporate & Other(3)	23.1	(2.1)	(15.2)
Eliminations(3)	(49.8)	(56.4)	(28.4)

Total net revenues	$891.0	$1,007.7	$1,331.9

Expenses:
Commissions and order execution costs	$385.4	$411.9	$602.5
Employee compensation and benefits	181.0	204.9	267.0
General, administrative and other	142.6	170.3	243.5

Total	$709.0	$787.1	$1,113.1

Income before provision for income taxes, dividends on preferred securities issued by subsidiaries, income from equity investees, members' interest in earnings (losses) of subsidiary and discontinued operations:
Derivatives Brokerage & Clearing	$76.9	$121.5	$134.5
Prime Brokerage/Capital Markets	100.6	124.6	137.5
Corporate & Other(3)	(22.7)	(56.6)	(121.3)

Total	$154.8	$189.5	$150.6

(1)
Year ended February 29.

(2)
Includes the period from March 1, 2004 through August 5, 2004 combined with the period from August 6, 2004 through February 28, 2005.

(3)
These line items are included to reconcile these summarized financial tables to our consolidated financial statements. Corporate & Other net revenue and expenses primarily include interest income and interest expense incurred at the parent company level as well as non-material fees and other expenses. Eliminations arise upon the consolidation of group operating performance and relate to intercompany balances and transactions.

Results for the Year Ended February 28, 2005 Compared to the Year Ended February 29, 2004

        Net Revenues.    Net revenues on a consolidated basis for the year ended February 28, 2005 increased $324.2 million, or 32.2%, to $1,331.9 million from $1,007.7 million for the year ended February 29, 2004. The increase in net revenues for the year ended February 28, 2005 was primarily due to the growth in transaction volumes that reflects broad secular trends across all major market segments that we serve. Commissions and brokerage revenue for the year ended February 28, 2005 increased $203.3 million, or 31.5%, to $848.7 million from $645.4 million for the year ended February 29, 2004. The increase was primarily due to an increase of 38.6% in derivative transaction volumes from 472 million contracts cleared for the year ended February 29, 2004 to 654 million contracts cleared for the year ended February 28, 2005. Net interest revenue, excluding interest from long-term borrowings, for the year ended February 28, 2005 decreased $2.9 million, or 1.6%, to $182.2 million from $185.1 million for the year ended February 29, 2004. The decline in net interest revenues was driven by lower interest rates realized on customer deposits as well as the impact of the timing and duration at which investments mature. Principal transactions, net revenue for the year ended February 28, 2005 increased $114.2 million, or 68.8%, to $280.1 million from $165.9 million for the year ended February 29, 2004. This increase was primarily due to a 78.3% increase in foreign exchange dollar volumes to $1,216.5 billion for the year ended February 28, 2005.

        Commissions and Order Execution Costs.    Commissions and order execution costs on a consolidated basis for the year ended February 28, 2005 increased $190.6 million, or 46.3%, to $602.5 million from $411.9 million for the year ended February 29, 2004. The increase in commissions and order execution costs for the year ended February 28, 2005 was primarily due to the increase in transaction volume in all of our business segments and the addition of new business operations.

        Employee Compensation and Benefits Expenses.    Employee compensation and benefits expenses on a consolidated basis for the year ended February 28, 2005 increased $62.1 million, or 30.3%, to $267.0 million from $204.9 million for the year ended February 29, 2004. The increase in employee compensation and benefits expenses was due in part to the addition of several new operating groups acquired during the year ended February 28, 2005. These groups include Trafalgar Commodities and the Wexford Fixed Income Group in New York as well as the further expansion of the MacFutures Group, particularly the commencement of its U.S. operations where the start-up expenses have exceeded anticipated revenues. In addition, bonus accruals increased as a function of increased profitability in certain business segments in the geographical markets that we serve, including Asia and Europe, where local currency appreciation also had the effect of increasing equivalent U.S. dollar compensation levels.

        General, Administrative and Other Expenses.    General, administrative and other expenses on a consolidated basis for the year ended February 28, 2005 increased $73.2 million, or 43.0%, to $243.5 million from $170.3 million for the year ended February 29, 2004. General, administrative and other expenses for the year ended February 28, 2005 increased $14.8 million, or 8.7%, due in part to expenses associated with acquisitions during the year ended February 28, 2005, including $9.8 million of expenses associated with the physical integration of acquired businesses and the recognition of a legal reserve of $5.0 million. Our results for the year ended February 28, 2005 reflect the financial impact of the THL Transactions. The THL Transactions resulted in an increase in depreciation and amortization expense associated with the amortization of customer relationships determined as a result of the THL Transactions. The increase in amortization of the customer relationships determined as a result of the THL Transactions for the year ended February 28, 2005 was $8.8 million compared to the year ended February 29, 2004. Total depreciation and amortization expense was $30.0 million and $26.2 million for the years ended February 28, 2005 and February 29, 2004, respectively. Amortization expense due to the THL Transactions increased general, administrative and other expenses by $8.8 million, or 5.2%, to $234.7 million for the year ended February 28, 2005.

        Operating Profit.    Operating profit for the year ended February 28, 2005 decreased $38.9 million, or 20.5%, to $150.6 million from $189.5 million for the year ended February 29, 2004. Operating profit for the year ended February 28, 2005 includes significant incremental expenses associated with the THL Transactions. In addition to the increased cost of depreciation and amortization of customer relationships, interest expense on long-term borrowings increased compared to the year ended February 29, 2004. For the year ended February 28, 2005, all of these incremental expenses related to the THL Transactions totaled $13.5 million and $68.2 million, respectively, compared with pre-THL Transactions expenses of $4.7 million and $31.1 million, respectively, for the year ended February 29, 2004. The THL Transactions therefore resulted in a total increase in expenses of $45.9 million for the year ended February 28, 2005. Further, our working capital was reduced by $113.0 million, which was included in the cash distribution as part of the THL Transactions that decreased interest revenue by an estimated $3.1 million. The increase in interest expense from long-term borrowings and amortization of customer relationships combined with reduction in working capital decreased our operating profit by $49.0 million, or 25.9%.

        In addition, we record operating profit exclusive of the income we derive from investments in non-consolidated equity investees. Income from investments in non-consolidated equity investees is recorded in income from equity investees and included in income from continuing operations. These companies are engaged in both derivatives brokerage and prime brokerage operations in key product segments (such as retail foreign exchange brokerage) and important geographical markets (such as the Taiwan derivatives markets). Because we consider these activities integral to our global operations and material to our results of operations, we historically included earnings from these activities in operating profit. Operating profit excluding the earnings from equity investees for the year ended February 28, 2005 decreased $38.9 million, or 20.5%, to $150.6 million from $189.5 million for the year ended February 29, 2004. The decrease in operating profit reflected a shift in product mix within our operations to products offered by equity investees, particularly retail foreign exchange brokerage. Income from our share of our equity investees' operations totaled $24.9 million for the year ended February 28, 2005 compared with $11.5 million for the year ended February 29, 2004. Members' interest in earnings (losses) of subsidiary is also included as a decrease in total revenues and is recovered in our income from continuing operations. The increase in income from equity investees and the decrease in members' interest in earnings (losses) of subsidiary of $25.6 million increased operating profit by 13.5% for the year ended February 28, 2005. Our operating profit is also impacted by the recognition of a legal reserve of $5.0 million and the $9.8 million of expenses associated with the physical integration of acquired businesses, which decreased operating profit by $14.8 million, or 7.8%, for the year ended February 28, 2005.

Segment Information

Derivatives Brokerage & Clearing

        Net Revenues.    Derivatives Brokerage & Clearing net revenues for the year ended February 28, 2005 increased $193.1 million, or 24.8%, to $971.4 million from $778.3 million for the year ended February 29, 2004. The increase in Derivatives Brokerage & Clearing net revenues for the year ended February 28, 2005 was primarily due to increased transaction volume in all markets and in all geographic sectors that we serve, particularly electronic markets utilized by our professional trading customers and non-ferrous metals brokerage activities in Europe, which are reflected in commissions and brokerage revenues and principal transactions, net. Global demand for commodity materials resulted in increased activity in physical commodity markets, while interest rate uncertainties increased the level of interest rate derivative volumes. In Europe and Singapore, local foreign exchange operations (reported in Derivatives Brokerage & Clearing) also increased. Derivatives Brokerage & Clearing contract volume for the year ended February 28, 2005 increased by 182 million contracts, or 38.6%, to 654 million contracts cleared from 472 million contracts cleared for the year ended February 29, 2004. Commissions and brokerage income increased by 22.1% as a result of increased transaction volume and changing customer mix. This increase includes European and Singapore foreign exchange revenues and European non-ferrous metals brokerage revenues. Substantially all of the assets of our Asset Management business were distributed to Refco Group Holdings, Inc. as part of the THL Transactions. We report the retained assets from the Asset Management business, Refco Alternative Investments, as part of our Derivatives Brokerage & Clearing business. Refco Alternative Investments' net revenues for the year ended February 28, 2005 increased $4.8 million, or 70.1%, to approximately $11.6 million from $6.8 million for the year ended February 29, 2004.

        Operating Profit.    Derivatives Brokerage & Clearing operating profit for the year ended February 28, 2005 increased $13.0 million, or 10.7%, to $134.5 million from $121.5 million for the year ended February 29, 2004. The increase in Derivatives Brokerage & Clearing operating profit for the year ended February 28, 2005 was primarily due to commissions and brokerage income that increased by 22.1% as a result of increased transaction volume. The increase in income from equity investees increased operating profit by $0.3 million, or 0.2%, for the year ended February 28, 2005. Operating profit includes expenses associated with the THL Transactions, most notably the increase in the amortization of customer relationships determined as a result of the THL Transactions. The increased amortization for the Derivatives Brokerage & Clearing customer relationships determined as a result of the THL Transactions for the year ended February 28, 2005 was $0.9 million. The increase in the amortization of customer relationships and the $6.8 million of expenses associated with the physical integration of acquired businesses decreased operating profit by $7.7 million, or 6.3%, for the year ended February 28, 2005.

Prime Brokerage/Capital Markets

        Net Revenues.    Prime Brokerage/Capital Markets net revenues for the year ended February 28, 2005 increased $116.2 million, or 40.4%, to $404.1 million from $287.9 million for the year ended February 29, 2004. The increase in Prime Brokerage/Capital Markets net revenues for the year ended February 28, 2005 was primarily due to the increase of 25.1% in the average net customer securities financing portfolio to $31.4 billion from $25.1 billion for the year ended February 29, 2004 and a 78.3% increase in foreign exchange dollar volumes, which totaled $1,216.5 billion for the year ended February 28, 2005, up from $682.4 billion for the year ended February 29, 2004.

        Operating Profit.    Prime Brokerage/Capital Markets operating profit for the year ended February 28, 2005 increased $12.9 million, or 10.4%, to $137.5 million from $124.6 million for the year ended February 29, 2004. Operating profit also includes the members' interest in losses of subsidiary of $11.0 million. Additionally, Prime Brokerage/Capital Markets operating profit excludes income from equity investees, which totaled $22.1 million for the year ended February 28, 2005. The increase in income from equity investees and the members' interest in losses of subsidiary increases operating profit by $25.3 million, or 20.3%, for the year ended February 28, 2005. Operating profit includes expenses associated with the THL Transactions, most notably the increase in the amortization of customer relationships determined as a result of the THL Transactions. The increased amortization for the Prime Brokerage/Capital Markets customer relationships recognized on the THL Transactions for the year ended February 28, 2005 was $7.9 million. The increase in amortization of customer relationships and $2.5 million of expenses associated with the physical integration of acquired businesses decreased operating profit by $10.4 million, or 8.3%, for the year ended February 28, 2005. The underlying increase in Prime Brokerage/Capital Markets operating profit for the year ended February 28, 2005 was primarily due to the continued growth in Prime Brokerage/Capital Markets net revenues, particularly the 78.3% increase in foreign exchange dollar volumes to a total for the year ended February 28, 2005 of $1,216.5 billion and the inclusion of the Wexford Fixed Income Group, which was acquired in January 2004 and contributed $4.5 million to operating profit in the year ended February 28, 2005.

Results for the Year Ended February 29, 2004 Compared to the Year Ended February 28, 2003

        Net Revenues.    Net revenues on a consolidated basis for the year ended February 29, 2004 increased $116.7 million, or 13.1%, to $1,007.7 million from $891.0 million for the year ended February 28, 2003. The increase in net revenues for the year ended February 29, 2004 was primarily due to the significant increase in brokerage transaction volume, which was partially offset by a decline in net interest revenues. In general, our volumes have increased as the volumes in our industry and sector have increased. Commissions and brokerage revenues for the year ended February 29, 2004 increased $73.9 million, or 12.9%, to $645.4 million from $571.5 million for the year ended February 29, 2003. Derivative contracts cleared increased by 71 million contracts to 472 million contracts for the year ended February 29, 2004. This increase was primarily the result of the acquisition of MacFutures in February 2003, which was included in the full results of operations for the year ended February 29, 2004. While customer deposits increased 7.9% from $3.8 billion for the year ended February 28, 2003 to $4.1 billion for the year ended February 29, 2004 and customer secured financing transactions increased 19.0% with average net customer securities financing portfolio of $25.1 billion for the year ended February 29, 2004, net interest revenues for the year ended February 29, 2004 decreased 20.3% to $185.1 million from $232.2 million for the year ended February 28, 2003 primarily as a result of the very low interest rate environment and the impact of the timing and duration at which investments mature. Principal transactions, net revenue for the year ended February 29, 2004 increased $83.3 million, or 100.8%, to $165.9 million from $82.6 million for the year ended February 28, 2003. The increase was due primarily to a 43.8% increase in customer foreign exchange transaction volumes worldwide to $682.4 billion for the year ended February 29, 2004. Asset management and advisory fees revenues for the year ended February 29, 2004 increased $7.2 million to $7.3 million from $0.1 million for the year ended February 28, 2003 as a result of improved investment performance resulting from stronger equity markets. Overall, transaction pricing across products and markets remained generally consistent with the prior year.

        Commissions and Order Execution Costs.    Commissions and order execution costs on a consolidated basis for the year ended February 29, 2004 increased $26.5 million, or 6.9%, to $411.9 million from $385.4 million for the year ended February 28, 2003. The increase in commissions and order execution costs for the year ended February 29, 2004 was primarily due to a 17.7% increase in Derivatives Brokerage & Clearing transactions volume. However, the rate of increase of expenses was lower than the increase in transaction volumes across both business segments, in part because of a shift in overall product mix towards Prime Brokerage/Capital Market operations. Most of the latter volume is conducted by corporate sales groups and not commission-based sales personnel.

        Employee Compensation and Benefits Expenses.    Employee compensation and benefits expenses on a consolidated basis for the year ended February 29, 2004 increased $23.9 million, or 13.2%, to $204.9 million from $181.0 million for the year ended February 28, 2003. The increase in employee compensation and benefits expenses for the year ended February 29, 2004 was primarily due to the addition to our payroll of the majority of employees of acquired companies, specifically MacFutures, Trafalgar Commodities and Carlton Brokerage.

        General, Administrative and Other Expenses.    General, administrative and other expenses on a consolidated basis for the year ended February 29, 2004 increased $27.7 million, or 19.4%, to $170.3 million from $142.6 million for the year ended February 28, 2003. The increase in general, administrative and other expenses for the year ended February 29, 2004 was primarily due to the incremental expenses associated with acquired operations. Total depreciation and amortization expense was $26.2 million and $23.5 million for the years ended February 29, 2004 and February 28, 2003, respectively.

        Operating Profit.    Operating profit on a consolidated basis for the year ended February 29, 2004 increased $34.7 million, or 22.4%, to $189.5 million from $154.8 million for the year ended February 28, 2003. The increase in operating profit for the year ended February 29, 2004 was primarily due to the increase in net revenues derived from the increased transaction volume noted above, together with the improvement in operating margins created by the reduction in sales commission costs and our ability to control the overall level of general and administrative expenses.

Segment Information

Derivatives Brokerage & Clearing

        Net Revenues.    Derivatives Brokerage & Clearing net revenues for the year ended February 29, 2004 increased $104.3 million, or 15.5%, to $778.3 million from $674.0 million for the year ended February 28, 2003. The increase in Derivatives Brokerage & Clearing net revenues for the year ended February 29, 2004 was primarily due to increased transaction volume in all major geographic and product sectors that we serve. Dollar price increases in physical commodity markets driven by the growth of Asian economies, particularly China, resulted in an increase in trading of agricultural and metals derivatives contracts. The changing outlook for interest rates combined with the addition of the MacFutures platform in March 2003, increased financial futures contract volume, particularly interest rate products. Derivatives Brokerage & Clearing contract volume for the year ended February 29, 2004 increased by 71 million, or 17.7%, to 472 million contracts cleared from 401 million contracts cleared for the year ended February 28, 2003. Commissions and brokerage income increased by 13.7%, primarily as a result of increased transaction volume, and this was additionally increased by an increase of 14.3% in net interest revenue resulting from increased customer deposits and changes in the timing and duration of investments. Approximately $6.8 million, or 0.7%, of net revenues was attributable to our Asset Management business.

        Operating Profit.    Derivatives Brokerage & Clearing operating profit for the year ended February 29, 2004 increased $44.6 million, or 58.0%, to $121.5 million from $76.9 million for the year ended February 28, 2003. The increase in Derivatives Brokerage & Clearing operating profit for the year ended February 29, 2004 was primarily due to a 17.7% increase in derivative contracts cleared and a 9.0% reduction in sales commission costs (calculated as a percent of commissions and brokerage revenue) reflecting a reduced reliance on commission sales groups. Additionally, net interest income rose primarily as a result of the 7.9% increase in customer deposits to a record $4.1 billion. This offset lower investment yields resulting from the generally lower interest rate environment.

Prime Brokerage/Capital Markets

        Net Revenues.    Prime Brokerage/Capital Markets net revenues for the year ended February 29, 2004 increased $44.2 million, or 18.1%, to $287.9 million from $243.7 million for the year ended February 28, 2003. The increase in Prime Brokerage/Capital Markets net revenues for the year ended February 29, 2004 was primarily due to the increase in transaction volume and revenues of our foreign exchange brokerage activities. The increase in transaction volume reflected the continued expansion of our fixed income clearing operations. The increase in foreign exchange revenues reflected the diversification of our product offerings and the launch of online wholesale and retail products in June 2003. Prime Brokerage/Capital Markets net revenues also increased as a result of an increase in the average net customer securities financing portfolio to $25.1 billion from $20.8 billion for the year ended February 28, 2003. The decrease in net interest revenue of 26.6% to $104.5 million for the year ended February 29, 2004 was mainly due to the lower interest rate environment and changes in the timing and duration of investments.

        Operating Profit.    Prime Brokerage/Capital Markets operating profit for the year ended February 29, 2004 increased $24.0 million, or 23.9%, to $124.6 million from $100.6 million for the year ended February 28, 2003. The increase in Prime Brokerage/Capital Markets operating profits was primarily due to the 43.8% increase in foreign exchange dollar volumes to $682.4 billion for the year ended February 29, 2004.

Seasonality

        Our business has experienced seasonal fluctuations. Financial markets often experience reduced trading activity during summer months and in the last fiscal quarter as a result of holidays. Traditional commodity derivatives, such as energy contracts, will reflect changing supply/demand factors related to heating/cooling seasons. As a result of these factors, we may experience relatively high trading volume and revenue during our first and third fiscal quarters and lower trading volume in our second fiscal quarter. However, this trend is not evident in every year and in recent years has been moderated by globalization and an expanded range of products that tend to counteract traditional seasonality trends. For these reasons, seasonality was not a major factor in our 2005 fiscal year.

Liquidity and Capital Resources

        We expect our primary uses of cash over the next twelve months to be for working capital and debt service. Also, consistent with past practice and policy, we may from time to time evaluate acquisition opportunities in our core businesses. If we were to consummate an acquisition, we may utilize cash for that purpose.

Cash Flows

        As a financial institution, our cash flows are complex and interrelated and highly dependent upon our operating performance, levels of customer activity and secured financing activities. Our cash flows from operations were $528.9 million and $391.2 million for the period from March 1, 2004 through August 5, 2004 and the period from August 6, 2004 through February 28, 2005, respectively, as compared to $727.9 million for the year ended February 29, 2004 as earnings and operating assets and liabilities exceeded cash and cash equivalents utilized in secured financing activities. Included in cash used in financing activities is $150.0 million that was used to make a voluntary prepayment of our term loan during the quarter ended February 28, 2005. During the year ended February 28, 2005, we increased cash by $206.4 million as cash flows from operating activities and discontinued operations of $920.0 million and $21.8 million, respectively, exceeded cash used in investing and financing activities of $92.2 million and $643.2 million, respectively. During the year ended February 29, 2004, we increased cash and cash equivalents by $90.0 million as cash flows from operating activities of $727.9 million exceeded cash used in investing activities, financing activities and discontinued operations of $118.9 million, $384.7 million and $134.3 million, respectively. During the year ended February 28, 2003, we increased cash and cash equivalents by $81.5 million overall as cash provided by operating activities and financing activities of $80.6 million and $54.5 million, respectively, exceeded cash used in investing activities and discontinued operations of $3.5 million and $50.1 million, respectively.

        Historically, we included a portion of our excess cash balances from our Derivatives Brokerage & Clearing business in segregated cash accounts to maximize the investment yield on these funds. We included approximately $257.1 million in the segregated cash account balance as of February 29, 2004. Consequently, changes in our cash and cash equivalent balance included in the segregated account historically affected our cash flow from operating activities. As of February 28, 2005, the excess cash balances were swept from the segregated cash accounts and are included in cash and cash equivalents and can be used to meet our debt service obligations without any restrictions. See "—Contractual Obligations and Commitments."

Working Capital

        Our primary requirement for working capital relates to funds we are required to maintain at exchanges or clearing organizations to support our customers' trading activities. We require that our customers deposit funds with us in support of their trading activities, which we in turn deposit with exchanges or clearing organizations to satisfy our obligations. These required deposits account for the majority of our working capital requirements and thus our primary use of working capital is funded directly or indirectly by our customers. Our working capital needs are otherwise primarily limited to regulatory capital requirements which we have satisfied in the past from internally generated cash flow and available funds.

        Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of customer funds or timing differences associated with the settlement of customer transactions in securities markets. Historically, these timing differences have been funded either with internally generated cash flow or, if needed, with funds drawn under short-term borrowing facilities, including committed lines of credit. We have $75.0 million of available borrowings under a revolving credit facility for working capital purposes. Separately, our finance subsidiary, Refco Capital, LLC, utilizes secured bank facilities to refinance specialized financing arrangements entered into with select customers from time to time. As of February 28, 2005, there were no borrowings outstanding under these facilities.

        Our two primary U.S. regulated subsidiaries are Refco, LLC and Refco Securities, LLC. Refco, LLC is subject to the CFTC minimum financial requirements, which requires it to maintain net capital equal to the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 4% of the total risk margin requirements for all positions carried in non-customer accounts. As of February 28, 2005, Refco, LLC had net capital of $283.9 million, which was $95.0 million in excess of required net capital. Refco Securities, LLC is subject to the uniform net capital requirements of the SEC, which require the maintenance of minimum net capital. Refco Securities, LLC computes its net capital requirements under the alternative method provided for by the SEC's rules, which require that Refco Securities, LLC maintain net capital equal to the greater of $250,000 or 2% of aggregate customer related debit items as defined in the SEC's rules. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate customer-related debit items. As of February 28, 2005, Refco Securities, LLC had net capital of $82.0 million which was 24.7% of aggregate customer-related debit items and $75.4 million in excess of required net capital.

        As a matter of policy, we maintain excess regulatory capital to provide liquidity during periods of unusual market volatility, and this has been sufficient in the past to absorb volatile market events. Similarly, for our brokerage activities in the OTC markets, despite these transactions being brokered as principal and not as agent, we have adopted a futures-style margin methodology to protect us against price movements, and this also reduces the amount of capital needed to conduct business because even if we are required to post funds with clearing organizations in order to facilitate customer-initiated transactions, we are able to use customer deposits for this purpose rather than our own funds. As a result, we are able to execute a substantial volume of transactions without the need for large amounts of working capital.

        Funding for purposes other than working capital requirements, including the financing of acquisitions, has been provided either through internally generated cash flow or through specific long-term financing arrangements described below. Substantially all the assets of our Asset Management business, which accounted for 1.3% of fiscal year 2005 revenue and an operating income of $7.4 million in fiscal year 2005, were distributed to Refco Group Holdings, Inc. in connection with the THL Transactions. Our Asset Management business generated nominal cash flow for fiscal year 2005.

Long-Term Debt

        It has been our policy to match the varied nature of our liquidity requirements with appropriately structured funding sources. Prior to the THL Transactions, our long-term debt consisted principally of long-term notes, which we had traditionally used to finance acquisitions. We repaid all these notes in connection with the THL Transactions. However, in connection with the THL Transactions we incurred a substantial amount of new long-term debt. As of February 28, 2005, we had $1,246.0 million of long-term debt outstanding, including the current portion of long-term debt. We intend to continue to fund long-term requirements, including acquisitions, with long-term debt. Our long-term debt currently consists of our senior credit facilities and the notes.

        In connection with the THL Transactions, we entered into senior credit facilities consisting of a $75.0 million revolving credit facility and an $800.0 million term loan facility. In January 2005, we voluntarily prepaid $150.0 million of borrowings under the term loan facility, and available borrowings thereunder were reduced to $648.0 million. On March 15, 2005, we refinanced and replaced the term loan facility with a new term loan facility providing for borrowings of up to an aggregate principal amount of $648.0 million. As of May 31, 2005, $644.0 million remained outstanding under the term loan facility. Refco Group and Refco Finance also issued $600.0 million aggregate principal amount of senior subordinated notes in connection with the THL Transactions. The proceeds from the term loans, along with the proceeds from the issuance of the senior subordinated notes, were used to fund the cash payments made to our existing stockholders, repay existing indebtedness and pay related transaction fees and expenses. See "Certain Relationships and Related Transactions—The Equity Purchase and Contribution Agreement."

        The senior credit facilities contain restrictive covenants which, among other things, limit indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the senior credit facilities require compliance with a variety of covenants. We were in compliance with those covenants as of February 28, 2005. The most restrictive covenants relate to ratios of Consolidated EBITDA to Consolidated Interest Charges (interest coverage ratio), Adjusted Consolidated Funded Indebtedness (net of Cash on Hand) to Consolidated EBITDA (total leverage ratio), and maximum capital expenditures, all as defined in the senior credit facilities. The minimum interest coverage and maximum leverage ratios are computed based on our results for the last twelve months ended. More specifically, the senior credit facilities' covenants require us to maintain:

  •
  a minimum interest coverage ratio of 2.15:1.00 from November 30, 2004 through November 30, 2005; 2.25:1.00 from February 28, 2006 through November 30, 2006; 2.45:1.00 from February 28, 2007 to November 30, 2007; 2.70:1.00 from February 29, 2008 through November 30, 2008; and 3:00:1.00 as of February 28, 2009 and through each fiscal quarter ending thereafter through November 30, 2011.

  •
  a maximum leverage ratio of 6.25:1.00 as of February 28, 2005 and May 31, 2005; 6.00:1.00 as of August 31, 2005 and November 30, 2005; 5.50:1.00 as of February 28, 2006 and May 31, 2006; 5.25:1.00 as of August 31, 2006 and November 30, 2006; 5.00:1.00 as of February 28, 2007 and May 31, 2007; 4.75:1.00 as of August 31, 2007 and November 30, 2007; 4.25:1 from February 29, 2008 through November 30, 2008; 3.50:1.00 from February 28, 2009 through November 30, 2009; and 3:00:1.00 as of February 28, 2010 and each fiscal quarter ending thereafter through November 30, 2011.

  •
  a maximum capital expenditure limitation of $40.0 million for fiscal year 2006; $45.0 million for fiscal year 2007; $50.0 million for fiscal year 2008, $70.0 million for fiscal year 2009; and $55.0 million from fiscal year 2010 through fiscal year 2012 with the ability to roll forward to future years unused amounts from the previous fiscal year.

        We expect to maintain compliance with these covenants for the foreseeable future. Consolidated EBITDA, as defined in the senior credit facilities, differs from the term "EBITDA" as it is commonly used in our industry. In addition to adjusting net income to exclude interest expense, income taxes and depreciation and amortization, Consolidated EBITDA, as defined in the senior credit facilities, also adjusts net income by excluding items or expenses not typically excluded in the calculation of "EBITDA": letter of credit fees; non-cash expenses resulting from employee benefit and management compensation plans, the grant of stock and stock options to our employees or the treatment of such options under variable plan accounting; extraordinary charges; non-cash amortization of financing costs; cash expenses incurred in connection with the THL Transactions, permitted investments and issuances of equity or debt (in each case, whether or not consummated); any losses realized upon the disposition of property or assets outside the ordinary course of business; to the extent actually reimbursed, expenses incurred to the extent covered by indemnification provisions of any agreement on connection with a permitted acquisition; to the extent covered by insurance, expenses with respect to liability or casualty events or business interruptions; permitted management fees; non-cash purchase accounting adjustments and step-ups with respect to re-valuing assets and liabilities in connection with the THL Transactions or any permitted investments; non-cash losses from joint ventures and non-cash minority interest reductions; fees and expenses in connection with permitted exchanges or refinancings; non-cash, non-recurring charges with respect to employee severance; other non-cash, non-recurring charges that do not result in a cash charge in a future period; cash charges that do not exceed $25.0 million in the aggregate or $15.0 million during any fiscal year; other expenses reducing Consolidated Net Income that do not represent a cash item in such period or any future period; fines, penalties, settlement payments or judgment payments related to the Tradewinds litigation or the SEC and/or U.S. attorneys' investigation into the sale of stock of Sedona Corporation (to the extent the payments do not exceed $10.0 million in the aggregate and are made on or prior to August 5, 2005 or Refco Group is indemnified for such payments); and, for purposes of calculating the ratios described above, the net cash proceeds of certain equity issuances in an amount as is necessary to ensure compliance with the ratios, solely to the extent that such net cash proceeds are (i) received no later than twenty business days after the date of delivery of the applicable compliance certificate and (ii) not otherwise required to be applied to prepay borrowings under the senior credit facilities or to determine the permissibility of a transaction under the senior credit facilities; less non-cash income, extraordinary gains and gains realized upon the disposition of property outside the ordinary course of business; plus/minus unrealized gains/losses in respect of certain hedging arrangements.

        We present Consolidated EBITDA because it is a material component of the covenants contained in our senior credit facilities. Non-compliance with those covenants could result in the acceleration of all amounts outstanding under the senior credit facilities, which could have a material adverse effect on our results of operations, financial position and cash flow. While the determination of "unusual and non-recurring losses" is subject to interpretation and requires judgment of management, we believe the items and calculations set forth below are in accordance with the senior credit facilities. Consolidated EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

        The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facilities as of February 28, 2005. The terms and related calculations are defined in the senior credit facilities (in thousands, except ratios).

February 28, 2005
Calculation of minimum Interest Coverage Ratio:
Twelve months ended Consolidated EBITDA(1)	$292,211
Consolidated Interest Charges(2)	$59,884
Actual Interest Coverage Ratio(3)	4.88x
Minimum permitted Interest Coverage Ratio	2.15x
Calculation of maximum Leverage Ratio:
Adjusted Consolidated Funded Indebtedness (net of Cash on Hand)	$893,117
Twelve months ended Consolidated EBITDA(1)	$292,211
Actual Leverage Ratio(4)	3.06x
Maximum permitted Leverage Ratio	6.25x

(1)
Consolidated EBITDA for the twelve months ended February 28, 2005 adds back to Consolidated Net Income: Refco Interest Expense with respect to Consolidated Funded Indebtedness; income,

  franchise and similar taxes and permitted tax distributions; depreciation and amortization expense; and non-cash expenses resulting from employee benefit and management compensation plans, the grant of stock and stock options to our employees or the treatment of such options under variable plan accounting. In addition, for purposes of our senior credit facilities, Consolidated EBITDA was fixed at $65.0 million for the fiscal quarter ended February 29, 2004 and $78.0 million for the fiscal quarter ended May 31, 2004. Consolidated EBITDA for the twelve months ended February 28, 2005 includes these fixed amounts. Consolidated EBITDA for the twelve months ended February 28, 2005 includes $3.4 million of net income from discontinued operations. In future periods, net income from discontinued operations will not be included.

(2)
Consolidated Interest Charges for the twelve months ended February 28, 2005 follows (in thousands):

Interest expense on Consolidated Funded Indebtedness	$64,295
Interest income on Cash on Hand	(4,411)

Consolidated Interest Charges	$59,884

(3)
Represents ratio of Consolidated EBITDA to Consolidated Interest Charges.

(4)
Represents ratio of Adjusted Consolidated Funded Indebtedness (net of Cash on Hand) to Consolidated EBITDA.

        The senior credit facilities are secured by, among other things:

  •
  a first priority security interest in substantially all of the assets of Refco Group, New Refco and Refco Group's non-regulated restricted domestic subsidiaries (other than Refco Finance), including without limitation, all receivables, contracts, contract rights, equipment, intellectual property, inventory and all other tangible and intangible assets, subject to certain customary exceptions;

  •
  a pledge of (i) all of present and future capital stock of each of Refco Group's, New Refco's and each guarantor's direct domestic subsidiaries, including regulated domestic subsidiaries held directly by Refco Group or any guarantor and (ii) 65% of the voting stock of each of Refco Group's and each guarantor's direct foreign subsidiaries; and

  •
  all proceeds and products of the property and assets described above.

        In addition, the senior credit facilities are guaranteed by New Refco and Refco Group's non-regulated restricted domestic subsidiaries.

        Borrowings under the senior credit facilities bear interest at a floating rate, which can be either the Eurodollar rate plus an applicable margin or, at the borrower's option, an alternative base rate (defined as the higher of (x) the Bank of America prime rate and (y) the federal funds effective rate, plus one half percent (.50%) per annum) plus an applicable margin. The applicable margins for Eurodollar rate loans and alternative base loans in respect of the revolving credit facility are subject to adjustment based on Leverage Ratio (as defined), as set forth in the following table:

		Applicable Rate
Pricing Level	Leverage Ratio	Eurodollar Rate	Base Rate
1	>5.00:1	2.75%	1.75%
2	>4.50:1 but ≤5.00:1	2.50%	1.50%
3	>4.00:1 but ≤4.50:1	2.00%	1.00%
4	≤4.00:1	1.75%	0.75%

        The applicable margins under the term loan facility are subject to adjustment based on the debt ratings of the senior credit facilities by S&P and Moody's, as set forth in the following table:

		Applicable Rate
Pricing Level	Criteria	Eurodollar Rate	Base Rate
1	rated at least BB- by S&P and Ba3 by Moody's	1.75%	0.75%
2	rated at least BB- by S&P and B1 by Moody's and Level 1 does not apply	2.00%	1.00%
3	if neither Level 1 nor Level 2 applies	2.25%	1.25%

        The weighted average interest rates per annum in effect as of February 28, 2005 for the term loan facility is 4.79%. The interest rate payable under the senior credit facilities will increase by 2.00% per annum during the continuance of any payment or bankruptcy event of default.

        For Eurodollar rate loans, Refco Group may select interest periods of one, two, three or six months and, to the extent available to all lenders, nine or twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period.

        The senior credit facilities also require payment of a commitment fee on the difference between committed amounts and amounts actually borrowed under the revolving credit facility. Prior to the maturity date, funds borrowed under the revolving credit facility may be borrowed, repaid and reborrowed, without premium or penalty.

        The term loan facility is subject to amortization in equal quarterly installments of principal as set forth in the table below.

Year	Term Loan Facility
1	$8.0 million
2	$8.0 million
3	$8.0 million
4	$8.0 million
5	$8.0 million
6	$8.0 million
7	$600.0 million

        Voluntary prepayments of principal amounts outstanding under the senior credit facilities are permitted at any time. A 1% prepayment penalty will be assessed to any prepayment of principal made on the term loan facility where (a) such prepayment is made with the proceeds of, or in connection with, a new tranche of senior secured term loans incurred on or before March 15, 2006, (b) such new term loans have an interest rate margin that is less than the applicable rate on the term loan facility, and (c) such new term loans are incurred for the primary purpose of refinancing the term loan facility. Further, if a prepayment of principal is made with respect to a Eurodollar rate loan on a date other than the last day of the applicable interest period, the lenders will require compensation for any funding losses and expenses incurred as a result of the prepayment.

        In addition, mandatory prepayments are required to prepay amounts outstanding under the senior credit facilities in an amount equal to:

  •
  100% of net cash proceeds from certain asset dispositions by New Refco, Refco Group or any of Refco Group's restricted subsidiaries, subject to certain exceptions and reinvestment provisions and limitations on the remittance of funds by our regulated subsidiaries;

  •
  100% of the net cash proceeds from the issuance or incurrence after the closing date of any additional debt by New Refco, Refco Group or any of Refco Group's restricted subsidiaries (excluding certain permitted debt) and subject to limitations on the remittance of funds by Refco Group's regulated subsidiaries;

  •
  50% (which percentage will be reduced upon the achievement of specified performance targets) of the net cash proceeds from the issuance or sale after the closing date of additional equity by New Refco, Refco Group or any of Refco Group's restricted subsidiaries in a public offering or in a private placement underwritten, managed, arranged, placed or initially purchased by an investment bank, excluding proceeds of equity issuances or sales to certain investors, proceeds from the initial public offering (including the proceeds used to redeem our senior subordinated notes) and other customary exceptions and subject to limitations on the remittance of funds by Refco Group's regulated subsidiaries; and

  •
  50% (which percentage will be reduced upon the achievement of specified performance targets) of excess cash flow, as defined in the senior credit facilities, subject to certain limitations on the remittance of funds by Refco Group's regulated subsidiaries.

        The senior credit facilities contain customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of specified amounts, events of bankruptcy and insolvency specified in the senior credit facilities, judgment defaults in excess of specified amounts, failure of any material provision of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control.

        In connection with the THL Transactions, Refco Group, together with Refco Finance as co-issuer, issued $600.0 million aggregate principal amount of 9% senior subordinated notes. The senior subordinated notes rank equally in right of payment with all of Refco Group's existing and future senior indebtedness and rank senior in right of payment to all Refco Group's existing and future subordinated indebtedness. These notes are not secured, and as such, have no underlying assets to secure the payment of principal or interest. The senior subordinated notes are guaranteed on a senior unsecured basis by Refco Group's non-regulated domestic subsidiaries. The senior subordinated notes mature on August 1, 2012, with interest at a rate of 9% payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2005.

        The senior subordinated notes may be redeemed at any time, in whole or in part, on or after August 1, 2008 at a redemption price equal to 104.5% of the principal amount of the senior subordinated notes in the first year, declining yearly to par at August 1, 2010, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to August 1, 2007, Refco Group may redeem the senior subordinated notes in the aggregate up to 35% of the original principal amount using the net proceeds of certain equity offerings (including the initial public offering) at a redemption price equal to 109.0% of the principal amount of the senior subordinated notes, plus accrued and unpaid interest, if any, to the date of redemption. The indenture does not contain any mandatory prepayment provisions.

        Upon the occurrence of a change of control, each holder of the senior subordinated notes will have the right to require Refco Group to repurchase that holder's senior subordinated notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

        The indenture governing the senior subordinated notes contains covenants that, among other things, limit the ability of Refco Group and its subsidiaries, subject to certain qualifications and exceptions, to: incur or guarantee additional indebtedness; sell assets; pay dividends and make other equity distributions; purchase or redeem capital stock; make investments; consolidate or merge with or into other companies; and engage in transactions with affiliates.

        The senior subordinated notes contain certain events of default, including failure to pay principal and interest on the notes, failure to comply with covenants, subject to a 60-day grace period in certain instances, and certain bankruptcy, insolvency or reorganization events with respect to Refco Group or its subsidiary guarantors.

        Our subsidiary Refco Capital, LLC has a $20.0 million credit facility, pursuant to which Refco Capital, LLC provides financing to fund the margin requirements of some of commercial customers who maintain futures trading accounts with us. Advances under this facility are secured by Refco Capital, LLC's security interest in the customer's rights to payments arising from these accounts. We currently have no outstanding debt under this facility.

        Refco Securities, LLC has two lines of credit with Euroclear Bank S.A./N.V. in the aggregate amount of $550.0 million for the purpose of settling intra-day transactions and, if necessary, financing positions overnight. As of February 28, 2005, no amounts were outstanding under these facilities.

        Our subsidiaries Refco Singapore Pte. Ltd. and Refco Investment Services Pte Ltd. (Singapore) have facilities to assist with working capital requirements. The aggregate amount available under these facilities is approximately $29.4 million. We have guaranteed our subsidiaries' obligations under these facilities. There is currently no outstanding debt under these facilities.

        In addition, several of our subsidiaries have facilities with various financial institutions to, among other things, provide credit support to some of our customers, satisfy minimum exchange and clearing house collateral requirements and provide stock financing in exchange-approved warehouses. The total availability under these facilities is approximately $501.4 million. We have guaranteed all of our subsidiaries' obligations under these facilities, with the exception of one $10.0 million facility. As of February 28, 2005, letters of credit in the aggregate amount of approximately $1.1 million were outstanding under these facilities.

        We believe that our cash flow is sufficient to meet our term debt service requirements and that our cash and cash equivalents, as well as cash flow from operations, will be sufficient to fund our operations for the foreseeable future.

Liquidity Risk

        Ready access to cash is essential to our business. Our liquidity could be impaired by an inability to access lines of credit, an inability to access funds from our subsidiaries or an inability to liquidate customer positions or otherwise sell assets. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Further, our ability to liquidate customer positions or otherwise sell assets may be impaired if other market participants are seeking to sell similar assets at the same time. Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger our obligations under bilateral provisions in some of our trading and collateralized financing contracts. Under such contracts, counterparties could terminate contracts with us or require us to post additional collateral. Termination of our trading and collateralized financing contracts could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements.

Contractual Obligations and Commitments

        We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and have contingent commitments under a variety of commercial arrangements. See Notes D and K to our consolidated financial statements for further information regarding our commitments and contingencies. The table below shows as of February 28, 2005 our contractual obligations and commitments, including our payments due by period:

	Payments due by period
	Total	Less than 1 year	1–3 years	4–5 years	More than 5 years
	(in millions)
Long-term debt obligations	$1,246.0	$8.0	$16.0	$16.0	$1,206.0
Operating lease obligations	70.7	11.7	23.7	15.6	19.7

Total	$1,316.7	$19.7	$39.7	$31.6	$1,225.7

        In addition to the contractual obligations and commitments set forth above, we may be obligated to make earn-out payments in connection with acquisitions we have completed in the past.

Off Balance Sheet Arrangements

        In the normal course of our customer brokerage activities in Prime Brokerage/Capital Markets products, where no central clearing counterparty (such as an exchange) exists, we enter into various contractual commitments as a principal in order to facilitate the execution of a customer transaction. Such commitments often involve forward settlement and include exchange-traded futures, fixed income and equity swaps, foreign currency forwards and option contracts. We use these commitments to offset the customer order and generate a positive profit spread for us. We also enter into forward repurchase agreements. Such activities involve customers and counterparties in and outside the United States.

        The following table shows the gross notional or contractual amounts of contracts held or issued by us that require forward settlement. This table reflects only off-balance sheet contracts. It should be noted that these off-balance sheet contracts are often offset by on-balance sheet items not shown here.

	As of February 28, 2003		As of February 29, 2004		As of February 28, 2005
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
Forward currency contracts	$28,303.4	$0.9	$41,586.9	$(0.7)	$79,683.5	$(5.4)
Swaps contracts	90.0	2.0	2,927.4	1.3	30.1	(3.2)
Options contracts, sold or written	117,827.8	(224.8)	10,383.3	(272.1)	19,125.4	(352.4)
Options contracts, purchased	119,908.9	224.3	10,723.6	272.5	14,478.4	370.4
Exchange-traded futures	2,355.4	(7.1)	3,735.8	(1.6)	14,246.6	(1.9)

Total	$268,485.5	$(4.7)	$69,357.0	$(0.6)	$127,564.0	$7.5

        We record our contractual commitments at market or fair value. Changes in market or fair value are recorded currently in income. The level of reported market risk is determined by a number of factors, including size, composition and diversification of positions held, market volatility and changes in interest and foreign exchange rates. However, in our case the level of reported market and financial risk associated with these contractual commitments is mitigated by our role as principal broker and the fact that such transactions are offset ultimately by our obligation to pay the customers profits relating to such transactions and our practice of ensuring that losses, whether realized or unrealized, are secured with customer deposits. As a practical matter, the actual level of market risk on financial instruments entered into on behalf of customers is limited by other financial instruments recorded on and, as in the case of the above table, off balance sheet. This limits overall market risk and the net impact of such transactions on our income statement. To ensure this our management actively monitors those positions to review the effectiveness of the offset or hedging strategy.

Critical Accounting Policies and Estimates

        Our discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. During the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to principal transactions, provisions for doubtful accounts on receivables, fair values of derivative financial instruments and goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

        We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Principal Transactions

        As a broker of prime brokerage and capital markets products (e.g., foreign exchange), which do not trade on regulated exchanges, we enter into contractual commitments, as principal, involving forward settlement in order to execute customer transactions in such markets. We record these contracts at market or fair value and generally immediately hedge these contracts with offsetting contracts, which results in a profit spread for us. Because the market or fair value of these transactions are based on observable market data, this profit spread is recognized immediately in our statement of income under "principal transactions, net." We recognized net revenues of $160.8 million, $119.2 million, $165.9 million and $82.6 million from principal transactions for the period from August 6, 2004 through February 28, 2005, the period from March 1, 2004 through August 5, 2004 and the years ended February 29, 2004 and February 28, 2003, respectively. Because the market or fair value of these contracts may vary over time, it is our policy whenever possible to enter into hedging, (i.e., offsetting) arrangements that fully secure the value of the spread achieved when the transaction is first executed. In certain instances, it may be possible to secure only a portion of the spread achieved, exposing us to potential adverse changes in the market or fair value of the instrument. We believe, however, that our exposure to adverse changes in the market or fair value instruments we hold is immaterial because typically we are able to fully hedge the value of the spread achieved and, in many instances in which we are not able to do so, any changes in the market or fair value of the contractual commitments we enter into as principal generally offset each other.

Receivables from Customers—Provisions for Doubtful Accounts

        Our receivables are generally collateralized with marketable securities. For some customer receivables that are not fully secured, we establish reserves for doubtful accounts when, in the opinion of management, such reserves are appropriate. We have established reserves of $61.2 million and $65.2 million against receivables from customers as of February 28, 2005 and February 29, 2004, respectively. Our allowance for doubtful accounts is based upon management's continuing review and evaluation of the factors such as collateral value, aging and the financial condition of our customers. The allowance is assessed to reflect best estimate of probable losses that have been incurred as of the balance sheet date. Any changes are included in the current period operating results. We pursue collection of these receivables through various means, including legal action and collection agencies, and generally do not charge-off any of these receivables. Although these reserves have been adequate historically, the default of a large customer or prolonged period of weakness in global financial markets could adversely affect the ability of our customers to meet their obligations. We do not establish reserves for unidentified losses, which may be inherent in our customer base.

Fair Values of Derivative Financial Instruments and Securities

        As a broker, we enter into transactions involving derivative financial instruments and securities on behalf of our customers. These transactions are carried at market value or, if market prices are not readily available, fair value. Changes in fair value are recognized immediately in net income. Market values for exchange-traded derivatives are based on quoted market prices. Fair market values for OTC derivative financial instruments are based on pricing models that are in turn based on observable market data intended to approximate the amounts that would be received from or paid to a third party in settlement of the contracts. Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of derivative financial instruments and securities is affected by current market conditions. If management's underlying assumptions for evaluating fair value prove to be inaccurate, there could be material differences in our consolidated operating results.

        Substantially all of our holdings of securities owned and securities sold, not yet purchased are based on quoted market values or pricing models which are based on observable market data.

Goodwill

        Goodwill is the cost of acquired companies or businesses in excess of the fair value of identifiable net assets as of acquisition date. Prior to December 1, 2001, we amortized goodwill over a period of 25 years on a straight-line basis. Effective December 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Consequently, goodwill is no longer amortized but, instead, is tested at least annually for impairment. We are required to record an impairment loss if the estimated fair value of an operating segment is less than its estimated net book value. We derive the fair value of each of our operating segments primarily based on earnings multiples. A prolonged reduction in the earnings of one of our operating segments could result in an impairment charge in our results. We performed our last annual impairment test during the fourth quarter of fiscal year 2005 and identified no impairment. As of February 28, 2005, the carrying value of our goodwill was $716.6 million.

Identifiable Intangible Assets

        Identifiable intangible assets, which consist primarily of customer relationships, and trade names, are amortized over their weighted average economic useful lives. Customer relationships are amortized on an accelerated basis based upon patterns of usage. These intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset's carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the identifiable intangible asset, is recognized if the expected undiscounted cash flows relating to the identifiable intangible asset is less than the corresponding carrying value. Trade names have been classified as indefinite-lived assets and are not amortized but tested annually for impairment. The valuation of our identifiable intangible assets is dependent upon assumptions in areas such as growth rates, customer retention and profitability. Changes to these assumptions or a prolonged period of weakness in global financial markets could adversely impact our businesses and impair the value of our identifiable intangible assets. We performed our last impairment test during the fourth quarter of fiscal year 2005 and identified no impairment. We discontinued the MacFutures trade name on November 10, 2004 and wrote off the book value of the trade name, which was approximately $0.5 million. As of February 28, 2005, the carrying value of our identifiable intangibles was $578.7 million.

Use of Estimates

        The use of generally accepted accounting principles requires management to make estimates. In addition to the estimates we use in connection with fair value measurements and the accounting for goodwill and identifiable intangible assets, the use of estimates is also important in determining provisions for potential losses that may arise from litigation and regulatory proceedings.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised), Share-Based Payment("SFAS 123R"). SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. We are required to adopt the provisions of SFAS 123R as of the beginning of the first interim period that begins after June 15, 2005, although earlier adoption is permitted. We are in the process of determining the impact, if any, of SFAS 123R on our consolidated financial statements.

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt the provisions of SFAS No. 154 beginning in fiscal year 2007. Management believes that the adoption of the provisions of SFAS No. 154 will not have a material impact on our current consolidated financial statements.

FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this prospectus are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

        These forward-looking statements are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. These factors include, among others:

  •
  changes in domestic and international market conditions;

  •
  competition;

  •
  our ability to attract and retain customers;

  •
  our relationships with introducing brokers;

  •
  retention of our management team;

  •
  our ability to manage our growth or integrate future acquisitions;

  •
  our exposure to significant credit risks with respect to our customers;

  •
  international operations and expansion;

  •
  system failures;

  •
  the performance of third-party suppliers;

  •
  changes in regulations or exchange membership requirements;

  •
  the effectiveness of compliance and risk management methods;

  •
  potential litigation or investigations;

  •
  employee or introducing broker misconduct or errors;

  •
  reputational harm; and

  •
  changes in capital requirements.

        There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

        Because of these factors, we caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risks relate to counterparty, interest rate and exchange rate risk.

Customer and Counterparty Risk

        We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. As a clearing broker, we generally bear the risk of the defaults or misconduct of our customers. In addition, we have experienced, due to competitive factors, pressure to extend credit and to price more aggressively the credit risks we take. Although we regularly review credit exposures to specific customers and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.

        As a matter of policy, we continue to upgrade our risk management procedures and systems to improve our ability to monitor actual and projected risk associated with customer positions. Our Global Risk Management department is responsible for the systematic review of customer exposure in both regulated and nonregulated markets. Our current system provides the ability to project the impact of market volatility on price movement. Using various stress tests, we quantify potential adverse price movements in order to determine whether such movements would adversely affect the customer's ability to pay margin. We perform frequent stress tests to our customers' positions, including intra-day trading analysis, daily equity change analysis, concentration risk analysis, position liquidity analysis and premium seller analysis. Adjustments of margin or collateral requirements are made in anticipation of unusual adverse market developments.

        We have a policy that requires customers to deposit margin in respect of their trading accounts irrespective of the credit rating of the customer in question. This policy also applies to daily margin calls. As of February 28, 2005, the dollar value of customer margin calls in excess of $500,000 was $18.7 million relating to 13 customer accounts in our Derivatives Brokerage & Clearing business and margin calls in excess of $100,000 totaled $1.4 million relating to one customer account in our Prime Brokerage/Capital Markets business. The total amount of margin calls over $50,000 that had been outstanding for more than three days as of February 28, 2005 was $9.7 million in our Derivatives Brokerage & Clearing business and Prime Brokerage/Capital Markets business. We also have exposure with respect to certain credit line customers and clearing organizations associated with the exchanges of which we are a member. As of February 28, 2005, our aggregate exposure to margin financing was $44.8 million.

Interest Rate Risk

        In the ordinary course of our operations, we have limited our exposure to interest rate risk. Our balance sheet, which reflects a substantial amount of short-term and highly liquid assets, consists of equally matched assets and liabilities. We generate interest income from the positive spread earned on customer deposits or secured customer financing transactions, and the basis for the calculation of interest received and paid is entirely matched. This is the case in both rising and falling interest rate environments, although we have the opportunity to create higher levels of interest income in a rising interest rate environment.

        In the future, we expect to have greater exposure to changes in interest rates. Borrowings under our new senior credit facilities accrue interest at variable rates. Interest rate changes may therefore impact the amount of our interest payments and our future earnings and cash flows. Conversely, interest rate changes may affect the fair market value of our fixed rate debt, such as the senior subordinated notes. Assuming we had completed the THL Transactions and applied the proceeds as of February 29, 2004, we would have had variable-rate debt of approximately $800.0 million. Assuming we had incurred this debt on March 1, 2003, holding other variables constant, including levels of debt, a one percentage point increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the year ended February 29, 2004 of $8.0 million (or $6.5 million after giving effect to our repayment of $150.0 million of borrowings outstanding under our senior credit facility during the quarter ended February 28, 2005). Although interest expense related to our variable-rate debt may increase in a rising interest rate environment, we expect the impact to be mitigated in part by increased interest income generated from the investment of customer balances. We invest these balances on a daily basis in a variety of permissible short-term instruments.

Exchange Rate Risk

        We conduct global operations. Our revenues are denominated predominately in U.S. dollars with our most significant non-dollar currency flows being denominated in Euros and Pounds Sterling. Our expenses are also denominated predominantly in U.S. dollars and to a lesser extent in a variety of local currencies reflecting the location of physical operations, including in the United Kingdom, Canada, France and Singapore.

        Currently, our general practice is to invest in assets that match the currency in which we expect related liabilities to be paid. Members' equity held in local business units is kept primarily in local currencies to the extent that members' equity is required to satisfy regulatory and self-imposed capital requirements. This facilitates our efforts to ensure that capital held in local business units will be able to support the local business irrespective of currency movements. However, this may adversely affect our reported combined members' equity when expressed in U.S. dollars. The table below shows the approximate effect on members' equity of instantaneous adverse movements in currency exchange rates of 10% on our major currency exposures at February 28, 2005 against the U.S. dollar.

	Adverse exchange rate movement against the U.S. dollar	Approximate decline in members' equity (in millions)
Euro	10%	$4.6
Pounds sterling	10%	11.0
Canadian dollar	10%	0.3

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and related notes are included in Part IV of this Form 10-K, beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2004. Based on their evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of February 28, 2005.

        There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth quarter of 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

        The following table sets forth the names and ages as of June 30, 2005 of each executive officer of Refco Group.

Name	Age	Position
Phillip R. Bennett	56	President, Chief Executive Officer and Chairman
Joseph J. Murphy	44	Executive Vice President; President and Chief Executive Officer of Refco Global Futures, LLC
Gerald M. Sherer	57	Executive Vice President and Chief Financial Officer
William M. Sexton	40	Executive Vice President and Chief Operating Officer
Santo C. Maggio	53	Executive Vice President; President and Chief Executive Officer of Refco Securities, LLC
Dennis A. Klejna	58	Executive Vice President and General Counsel

        Phillip R. Bennett has served as President, Chief Executive Officer and Chairman of Refco Group since September 1998. He also serves as the President of Refco Capital Holdings, LLC and as the President and Chief Executive Officer of New Refco. Mr. Bennett joined Refco Group in 1981 from The Chase Manhattan Bank, where he held various positions involving credit and commercial lending in New York, Toronto, Brussels and London from 1970 to 1981. Among other positions at Chase, Mr. Bennett served as a member of its Commodity Lending Department. He is a graduate of Cambridge University, England.

        Joseph J. Murphy has served as President of Refco Global Futures, LLC, one of our subsidiaries, since March 1999. He also serves as Executive Vice President of Refco Group responsible for global marketing and as President Refco, LLC, our FCM subsidiary. From 1994 to 1999, Mr. Murphy was Executive Managing Director of HSBC Futures Americas and Cash Securities based in Chicago. Prior to joining HSBC, Mr. Murphy was a Vice President and Producing Manager with Chase Manhattan Futures Corporation in New York. He also held management positions in the Treasury Department of The Chase Manhattan Bank. Mr. Murphy holds a degree from Providence College located in Providence, Rhode Island. His professional affiliations include memberships with the CBOT and CME. Mr. Murphy is a member of the Board of Directors and Chairman of the FIA and a member of the Board of Directors and Vice Chairman of The Clearing Corporation.

        Gerald M. Sherer has served as Executive Vice President and Chief Financial Officer of Refco Group since January 2005. From 1997 to 2004, Mr. Sherer held various positions at Deutsche Bank, including Deputy Global Head of Controlling and the Chief Financial Officer of the Investment Bank, and most recently, served as Chief Financial Officer of the Americas and the Global Head of Internal Controls. Previously, Mr. Sherer was Chief Financial Officer of all U.S. operations at CIBC Woody Gundy in New York from 1995 to 1997. He also served as Senior Vice President of the Finance Division for Goldman Sachs from 1982 to 1995. Mr. Sherer holds a B.S. in Computer Science from Northern Arizona University and an M.B.A from Fordham University.

        William M. Sexton has served as Executive Vice President and Chief Operating Officer of Refco Group since August 2004. He joined Refco Group in April 1999 and has served in various capacities, including as Executive Vice President and Chief Operating Officer of Refco, LLC, our FCM subsidiary, since July 2001. He is responsible for information technology, operations, accounting and finance, credit, margins and risk for our futures businesses. From 1991 to 1997, Mr. Sexton served in various capacities at The Chase Manhattan Bank, including the financial controller for the U.S. FCM, institutional sales for marketing derivatives, foreign exchange and treasury products. Mr. Sexton holds a B.S. in Business Administration from Pace University and an M.B.A. from Fordham University, both with concentrations in finance. He is a member of the NFA. He is also a member of the FIA, the NYMEX FCM Advisory Committee, the FIA Operations and Technology Divisions and is a member of the Board of Directors of Eurex U.S.

        Santo C. Maggio has served as Executive Vice President of Refco Group and President and Chief Executive Officer of Refco Securities, LLC, our NASD broker-dealer subsidiary, since 1991. Mr. Maggio has also served as President of Refco Capital Markets, Ltd., one of our subsidiaries, since 2001. He joined Refco Group in 1985. From 1976 to 1982, Mr. Maggio was employed as Vice President of Inland Consultants Corporation and from 1982 to 1985 as Vice President for McMahan Securities. Mr. Maggio holds an accounting degree from Hunter College, City University of New York.

        Dennis A. Klejna has served as Executive Vice President and General Counsel of Refco Group since joining Refco Group in January 1999. Prior to joining Refco Group, Mr. Klejna was in private law practice in the Washington, D.C. office of Vinson & Elkins, L.L.P. from 1996 to 1998, where his practice was focused on derivatives trading regulation. He was Director of the Division of Enforcement at the CFTC from 1983 to 1995. Mr. Klejna is a member of the Committee on Futures Regulation of the Bar Association of the City of New York, the New York State Bar Association Committee on Futures and Derivatives Regulation and the Committee on the Regulation of Futures and Derivative Instruments of the American Bar Association. He serves on the Executive Committee of the Law and Compliance Division of the FIA and the Board of Editors of the Futures and Derivatives Law Report. As an Adjunct Professor at the Georgetown University Law Center from 1998 to 2000, he taught futures and derivatives regulation. Mr. Klejna is a graduate of Fordham College and Fordham Law School and served as a Captain in the U.S. Army Judge Advocate General's Corps.

        The following table sets forth the names and ages of the members of the board of managers of our sole member, New Refco.

Name	Age
Leo R. Breitman	64
Nathan Gantcher	64
David V. Harkins	64
Scott L. Jaeckel	34
Thomas H. Lee	61
Ronald L. O'Kelley	60
Scott A. Schoen	46

        Leo R. Breitman was Chairman and Chief Executive Officer of Fleet Bank—Massachusetts from 1991 through March 2004 and also served as Senior Lending Officer of FleetBoston Financial Corporation from 2002 through March 2004. He retired in May 2004. From 1996 to 2002, Mr. Breitman was Managing Director of the Commercial Banking Division of FleetBoston Financial Corporation. Mr. Bretiman is a director of American Biltrite Inc. and Metris Companies, Inc. Mr. Breitman holds a B.B.A in Finance from The George Washington University and an M.B.A in Finance from Boston University.

        Nathan Gantcher was Co-chairman, President and Chief Executive Officer of Alpha Investment Management L.L.C. from 2002 until August 2004 when the firm was sold. Prior to joining Alpha Investment Management, Mr. Gantcher was a private investor from 1999 to 2001. Mr. Gantcher served as Vice Chairman of CIBC Oppenheimer Corp. from 1997 to 1999. Prior to becoming Vice Chairman of CIBC Oppenheimer Corp., Mr. Gantcher served as Co-Chief Executive Officer of Oppenheimer & Co., Inc. Mr. Gantcher currently serves as a director of Mack-Cali Realty Corporation and is a member of its audit, nominating and corporate governance and executive committees. He serves as a member of the board of trustees of CharterMac and is a member of its nominating and governance, compensation and capital markets committees. He also has served as a member of the board of directors of NDS Group plc since January 2004 and is a member of its audit and compensation committees. Mr. Gantcher currently serves as a member of each of the Council of Foreign Relations and the Overseers Committee of the Columbia University Graduate School of Business. Mr. Gantcher received his A.B. in economics and biology from Tufts University and his M.B.A. from the Columbia University Graduate School of Business.

        David V. Harkins is Vice Chairman and Managing Director of Private Equity Funds of Thomas H. Lee Partners, L.P. In the past five years, Mr. Harkins has also served as President of Thomas H. Lee Partners, L.P. Mr. Harkins served briefly as the interim Chief Executive Officer of Conseco, Inc., an insurance and financial services company, from April 2000 until June 2000. Mr. Harkins is also a director of Nortek, Inc., Metris Companies, Inc., National Dentex Corporation and Syratech Corporation. Mr. Harkins is a graduate of the U.S. Military Academy.

        Scott L. Jaeckel is a Managing Director of Thomas H. Lee Partners, L.P. He served as a Vice President of Thomas H. Lee Partners, L.P. from 2001 until December 2004. Previously, Mr. Jaeckel worked at Thomas H. Lee Company from 1994 to 1996, rejoining in 1998 as an Associate. From 1992 to 1994, Mr. Jaeckel worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. He currently serves as a director of Paramax Capital Group and Warner Music Group. He holds a B.A. in Economics and Mathematics from the University of Virginia and an M.B.A. from Harvard Business School.

        Thomas H. Lee founded the Thomas H. Lee Company, the predecessor of Thomas H. Lee Partners, L.P., in 1974 and since that time has served as its Chairman and CEO. From 1966 through 1974, Mr. Lee was with First National Bank of Boston where he directed the bank's high technology lending group from 1968 to 1974 and became a Vice President in 1973. Prior to 1966, Mr. Lee was a securities analyst in the institutional research department of L.F. Rothschild in New York. Mr. Lee serves or has served as a Director of numerous public and private companies in which THL and its affiliates have invested, including Finlay Enterprises, Inc., The Smith & Wollensky Restaurant Group, Inc., General Nutrition Companies, Metris Companies, Inc., Playtex Products, Inc., Snapple Beverage Corp., Vertis Holdings, Inc., Warner Music Group, and Wyndham International, Inc. In addition, Mr. Lee is a Member of the JP Morgan National Advisory Board. Mr. Lee is currently a Trustee of Lincoln Center for the Performing Arts, The Museum of Modern Art, NYU Medical Center, The Rockefeller University, and Whitney Museum of American Art among other civic and charitable organizations. He also serves on the Executive Committee for Harvard University's Committee on University Resources. Mr. Lee is a 1965 graduate of Harvard College.

        Ronald L. O'Kelley has been Chairman and Chief Executive Officer of Atlantic Coast Venture Investments Inc., a private investment company, since 2002. Mr. O'Kelley served as Executive Vice President, Chief Financial Officer and Treasurer of State Street Corporation from 1995 to 2002, as Chief Financial Officer at Douglas Aircraft Company from 1991 to 1995 and as Chief Financial Officer at Rolls Royce Inc. from 1983 to 1991. He also served in senior financial positions at Citicorp from 1975 to 1983 and at Texas Instruments Incorporated from 1969 to 1975. Mr. O'Kelley is a director of U.S. Shipping Partners L.P. and Selective Insurance Group, Inc. Mr. O'Kelley holds an A.B. in Mathematics from Duke University and an M.B.A. from Carnegie Mellon University.

        Scott A. Schoen is a Co-President of Thomas H. Lee Partners, L.P., which he joined in 1986. He served as a Managing Director of Thomas H. Lee Partners, L.P. from 1992 to 2004 and a Vice President from 1988 to 1992. Prior to joining the firm, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is a director of AXIS Capital Holdings Limited, Affordable Residential Communities, Inc., TransWestern Publishing, L.P., United Industries Corporation, Wyndham International and Simmons Company. Mr. Schoen is a Vice Chairman of the Board and a member of the Executive Committee of the United Way of Massachusetts Bay. He is also a member of the Advisory Board of the Yale School of Management. Mr. Schoen is a 1980 graduate of Yale College and holds an M.B.A. from Harvard Business School and a J.D. from Harvard Law School.

        We do not have a board of managers and are member-managed by our sole member, New Refco.

        Except as set forth in "—Certain Relationships and Related Transactions—Securityholders Agreement," there are no arrangements or understandings between any of our members of executive officers and any other person pursuant to which that person was elected or appointed to his position.

Audit Committee

        The Audit Committee of the Board of Managers of New Refco is comprised of Messrs. O'Kelley, Gantcher and Breitman, and performs the functions of an audit committee with respect to us. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. We have determined that each of Messrs. Breitman, Gantcher and O'Kelley satisfies standards for independence set forth in our policies, is independent in accordance with the applicable rules of the Sarbanes-Oxley Act of 2002, and meets the criteria for independence under the Exchange Act. In addition, Mr. O'Kelley, the chairman of the audit committee, is an "audit committee financial expert," within the meaning of the Exchange Act.

Code of Ethics

        In connection with the initial public offering, Refco Inc. expects to adopt a code of ethics for our executive and senior officers and a code of business conduct applicable to all of our employees to address the elements of financial reporting and disclosure as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth information concerning the compensation awarded to, earned by or paid by Refco Group to Refco Group's chief executive officer and each of Refco Group's four most highly compensated executive officers during each of the last three fiscal years. The bonuses set forth below include amounts earned in the year shown but paid in the subsequent year.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Restricted Stock Awards ($)		Total Compensation ($)
Phillip R. Bennett President, Chief Executive Officer and Chairman	2005 2004 2003	1,266,667 1,500,000 1,500,000	2,007,438 2,469,000 2,196,000	461,671 444,840 500,692	(1) (1) (1)	250,800 — —	(2)	3,986,576 4,413,840 4,196,692
Joseph J. Murphy Executive Vice President; President and Chief Executive Officer of Refco Global Futures, LLC	2005 2004 2003	1,000,000 1,000,000 1,000,000	1,475,551 1,920,000 1,640,000	— — —		146,300 — —	(2)	2,621,851 2,920,000 2,640,000
Gerald M. Sherer(3) Executive Vice President and Chief Financial Officer	2005 2004 2003	166,667 — —	— — —	— — —		543,000 — —	(2)	709,667 — —
William M. Sexton Executive Vice President and Chief Operating Officer	2005 2004 2003	675,000 500,000 500,000	737,775 960,000 820,000	— — —		146,300 — —	(2)	1,559,075 1,460,000 1,320,000
Santo C. Maggio Executive Vice President; President and Chief Executive Officer of Refco Securities, LLC	2005 2004 2003	602,083 500,000 500,000	943,664 1,252,000 1,084,000	— — —		146,300 — —	(2)	1,692,047 1,752,000 1,584,000
Robert C. Trosten(4) Executive Vice President and Chief Financial Officer	2005 2004 2003	583,335 1,000,000 1,000,000	1,629,967 2,139,000 1,838,000	— — —		— — —		2,213,302 3,139,000 2,838,000

(1)
Consists of premiums for term life insurance and includes an amount equal to the payment to Mr. Bennett to compensate him for the incremental tax impact associated with the payment of the premium.

(2)
Represents the value of Class B Units vested as of February 28, 2005.

(3)
Mr. Sherer commenced his employment with us effective January 3, 2005.

(4)
Effective October 4, 2004, Robert Trosten resigned as Refco Group's Executive Vice President and Chief Financial Officer in order to pursue other financial interests.

        In connection with the THL Transactions, New Refco granted Class B Units to members of our management. See "Certain Relationships and Related Transactions—Restricted Unit Agreements" for a description of the Class B Units.

        There were no option grants to the executive officers listed in the table above in fiscal 2005.

Employment Agreements

        Phillip Bennett Employment Agreement.    On June 8, 2004, Phillip Bennett entered into an Executive Employment and Non-Competition Agreement with Refco Group that became effective on the date of the closing of the THL Transactions. Under the agreement, Mr. Bennett serves as Refco Group's Chairman, President and Chief Executive Officer and reports directly to Refco Group's Board of Managers for an initial term ending on February 28, 2007. After such date, Mr. Bennett will continue to serve with an automatic renewal thereafter for additional one year terms, unless either party terminates the agreement in accordance with its provisions.

        Under the terms of the agreement, Refco Group will pay Mr. Bennett an annual base salary of $1,100,000, and he will be eligible to receive an annual bonus as determined in accordance with Refco Group's Management Bonus Pool Plan and will be able to participate in equity-based compensation plans, including through the grant of Class B Units pursuant to a Restricted Unit Agreement with New Refco. In certain circumstances, Mr. Bennett's termination will entitle him to a severance package including two years of his base salary and annual bonus at the time of termination. In addition, Mr. Bennett has agreed that during the term of the agreement and for a two year period thereafter (but in no event, less than five years), he will not, directly or indirectly (i) compete with us, (ii) solicit or hire any of our officers, managers, consultants or executives or (iii) solicit any of our customers or suppliers or potential or prospective customers or suppliers of whom he was aware prior to or during the term of his employment.

        Executive Employment Agreements.    In connection with the THL Transactions, Joseph Murphy, William Sexton, Santo Maggio and Dennis Klejna entered into Executive Employment and Non-Competition Agreements with Refco Group. In December 2004, Gerald Sherer entered into an Executive Employment and Non-Competition Agreement with Refco Group. Each of these agreements has substantially identical terms, except for the applicable positions and annual base salary amounts for each employee as described below. In addition, Mr. Sherer's agreement provides that if after February 28, 2006 the aggregate value of any Class B Units granted to him and any other equity incentive issued to him is less than $3.5 million, we will pay him the difference in cash. The same provision applies if we terminate Mr. Sherer without cause prior to February 28, 2006. Under all the agreements, each employee is eligible for an annual bonus to be determined in accordance with the Senior Management Bonus Pool Plan adopted by Refco Group and will be able to participate in equity-based compensation plans, including through the grant of Class B Units pursuant to Restricted Unit Agreements entered into with New Refco. The position and initial base salary for each of the employees under the agreements is as listed below:

Name	Position	Base Salary
Joseph Murphy	Executive Vice President; President and Chief Executive Officer of Refco Global Futures, LLC	$1,000,000
Gerald Sherer	Executive Vice President and Chief Financial Officer	1,000,000
William Sexton	Executive Vice President and Chief Operating Officer	800,000
Santo Maggio	Executive Vice President; President and Chief Executive Officer of Refco Securities, LLC	675,000
Dennis Klejna	Executive Vice President and General Counsel	650,000

        Each employee will be entitled to a severance package in certain circumstances, which shall entitle such employee to 18 months of his base salary and annual bonus as of the date of termination. In addition, each employee will agree that during the term of the agreement and for an 18-month period thereafter, such employee will not, directly or indirectly (i) compete with Refco Group, (ii) solicit or hire any of Refco Group's officers, managers, consultants or executives or (iii) solicit any of Refco Group's customers or suppliers or potential or prospective customers or suppliers of whom he was aware prior to or during the term of his employment.

Senior Management Bonus Pool Plan

        The Senior Management Bonus Pool Plan enables participating senior managers to receive bonuses based on Refco Group's performance. If Refco Group's actual EBITDA (subject to specified adjustments) for a fiscal year is between 95% and 105% of the budgeted EBITDA for the year, the bonus pool amount to be divided among all participating senior managers generally will be the greater of 100% of the aggregate base compensation of such senior managers or, subject to the cap described below, 2.1% of our actual EBITDA (subject to specified adjustments). The bonus pool amount will be adjusted if actual EBITDA (subject to specified adjustments) is more than 105% or less than 95% of budgeted EBITDA. The aggregate bonus pool amount to be divided among all participating senior managers in any event cannot be greater than 150% of the aggregate base compensation of such senior managers. For purposes of calculating the bonus pool amount, EBITDA is our consolidated earnings before income taxes, depreciation and amortization. EBITDA is then adjusted to take into account the estimated amount of the bonus pool and add back the management fees payable pursuant to the Management Agreement with THL Managers V, LLC. See "Certain Relationships and Related Transactions—Management Agreement."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Refco Finance is a wholly owned subsidiary of Refco Group Ltd., LLC, a limited liability company wholly owned by New Refco, a limited liability company whose members include THL Refco Acquisition Partners, other affiliates and co-investors of Thomas H. Lee Partners, L.P., Refco Group Holdings, Inc., a subchapter S corporation that is wholly owned by Phillip R. Bennett, The Phillip R. Bennett Three Year Annuity Trust and members of our management team.

        The following table sets forth certain information regarding the beneficial ownership of New Refco, which owns all of our membership interests, by: (i) each person or entity who owns any class of its outstanding voting securities and (ii) each person who is a member of its board of managers, each person who is an executive officer and such members of its board of managers and executive officers as a group. New Refco has authorized 101.0 million Class A Units, 100.0 million of which are outstanding. New Refco has also authorized 7.0 million Class B Units, approximately 5.9 million of which are outstanding. The Class B Units are non-voting and have been issued under the restricted unit agreements that New Refco entered into with certain members of our management, which began to vest on February 28, 2005. See "Certain Relationships and Related Transactions—Restricted Unit Agreements." To our knowledge, each such member has sole voting and investment power as to the units shown unless otherwise noted. Beneficial ownership of the units listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange

Act. Unless otherwise indicated, the address for each holder listed below is c/o Refco Group Ltd., LLC, One World Financial Center, 200 Liberty Street, Tower A, New York, New York 10281.

	Securities Beneficially Owned
Name and Address	Number of Class A Units	Percentage of Class A Units
	(in thousands)
Principal Securityholders:
Thomas H. Lee Partners and affiliates(1) c/o Thomas H. Lee Partners, L.P. 100 Federal Street Boston, MA 02110	56,875.32	57%
Managers and Executive Officers:
Phillip R. Bennett(2)	42,905.95	43%
Joseph J. Murphy	56.09	*
Gerald M. Sherer	—	—
William M. Sexton	112.17	*
Santo C. Maggio	28.04	*
Dennis A. Klejna	22.43	*
Leo R. Breitman	—	—
Nathan Gantcher	—	—
David V. Harkins(3)	—	—
Scott L. Jaeckel(3)	—	—
Thomas H. Lee(3)	—	—
Ronald L. O'Kelley	—	—
Scott A. Schoen(3)	—	—
All board of managers members and executive officers as a group (13 persons)	43,124.68	43%

*
Represents less than 1%

(1)
Includes interests owned by each of THL Refco Acquisition Partners, THL Refco Acquisition Partners II, THL Refco Acquisition Partners III, Thomas H. Lee Investors Limited Partnership, 1997 Thomas H. Lee Nominee Trust, Putnam Investments Holdings, LLC, Putnam Investments Employees' Securities Company I, LLC, and Putnam Investments Employees' Securities Company II, LLC and certain co-investors who have agreed to vote their interests in favor of nominees of affiliates of THL Refco Acquisition Partners as described under "Certain Relationships and Related Transactions—Securityholders Agreement." THL Refco Acquisition Partners, THL Refco Acquisition Partners II and THL Refco Acquisition Partners III are each Delaware general partnerships indirectly owned by Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P. and Thomas H. Lee Equity (Cayman) Fund V, L.P., respectively. Thomas H. Lee Equity Fund V, L.P. and Thomas H. Lee Parallel Fund V, L.P. are Delaware limited partnerships, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company. Thomas H. Lee Equity (Cayman) Fund V, L.P. is an exempted limited partnership formed under the laws of the Cayman Islands, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company registered in the Cayman Islands as a foreign company. Thomas H. Lee Advisors, LLC, a Delaware limited liability company, is the general partner of Thomas H. Lee Partners, a Delaware limited partnership, which is the sole member of THL Equity Advisors V, LLC. Thomas H. Lee Investors Limited Partnership (f/k/a THL-CCI Limited Partnership) is a Massachusetts limited partnership, whose general partner is THL Investment Management Corp., a Massachusetts corporation. The 1997 Thomas H. Lee

  Nominee Trust is a trust with US Bank, N.A. serving as Trustee. Thomas H. Lee, a Managing Director of Thomas H. Lee Advisors, LLC, has voting and investment control over common shares owned of record by the 1997 Thomas H. Lee Nominee Trust. Putnam Investments Holdings LLC, Putnam Investments Employees' Securities Company I, LLC and Putnam Investments Employees' Securities Company II, LLC are co-investment entities of Thomas H. Lee Partners and each disclaims beneficial ownership of any securities other than the securities held directly by such entity. The address for the Putnam entities is One Post Office Square, Boston, MA 02109.

(2)
Represents units owned by Refco Group Holdings, Inc., a Delaware corporation that is wholly owned by Phillip R. Bennett. Represents units held by The Phillip R. Bennett Three Year Annuity Trust (the "Trust") of which Mr. Bennett is the trustee and beneficiary. Through his ownership of Refco Group Holdings, Inc. and his role of trustee and beneficiary of the Trust, Mr. Bennett beneficially owns approximately 43% of our company.

(3)
Thomas H. Lee is the Chairman and CEO of Thomas H. Lee Partners, L.P. David V. Harkins, Scott L. Jaeckel and Scott A. Schoen serve as Vice Chairman and Managing Director, Managing Director and Co-President, respectively, of Thomas H. Lee Partners, L.P. Each of Messrs. Lee, Harkins, Jaeckel and Schoen may be deemed to beneficially own Class A Units held of record by THL Refco Acquisition Partners, THL Refco Acquisition Partners II and THL Refco Acquisition Partners III. Each of these individuals disclaims beneficial ownership of such units except to the extent of their pecuniary interest therein.

        All units included in the above presentation have been adjusted to reflect the Unit Split.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Equity Purchase and Contribution Agreement

        On June 8, 2004, THL Refco Acquisition Partners entered into an equity purchase and merger agreement with Refco Group, Refco Group Holdings, Inc. and other parties named therein, which was amended on July 9, 2004 to, among other things, add New Refco as a party and modify the structure of the transactions contemplated by the agreement. The Purchase Agreement provided for a series of transactions that resulted in New Refco becoming Refco Group's parent and THL Refco Acquisition Partners and its affiliates and co-investors owning an approximate 57% interest in New Refco, based on a valuation of New Refco of approximately $2.3 billion.

        Upon consummation of the transactions contemplated by the Purchase Agreement, the following transactions occurred:

  •
  THL Refco Acquisition Partners and its affiliates and co-investors purchased a portion of the voting membership interests in Refco Group then held by Refco Group Holdings, Inc., one of two holders of Refco Group's membership interests at that time, for an amount of cash equal to $507.0 million;

  •
  BAWAG Overseas, Inc., the other holder of Refco Group's membership interests at that time, merged with and into a wholly owned subsidiary of Refco Group Holdings, Inc., and all of the membership interests acquired in the merger were distributed as a dividend to Refco Group Holdings, Inc.;

  •
  Refco Group distributed $550.0 million in cash as well as all of the equity interests in Forstmann-Leff International Associates, LLC, which at that time owned substantially all the assets of Refco Group's Asset Management business, to Refco Group Holdings, Inc., an entity that was then owned by Tone Grant and Phillip Bennett and that is now wholly owned by Phillip Bennett;

  •
  each outstanding membership interest of Refco Group acquired by Refco Group Holdings, Inc., in connection with the merger of BAWAG Overseas, Inc. with and into a wholly owned subsidiary of Refco Group Holdings, Inc., was exchanged for one Class A Unit of New Refco;

  •
  each outstanding voting membership interest of Refco Group held by Refco Group Holdings, Inc., in connection with its rollover equity investment, was exchanged for one Class A Unit of New Refco;

  •
  each outstanding voting membership interest held by Refco Group Holdings, Inc. that was not exchanged for a Class A Unit (as described above) was converted into the right to receive cash equal to the quotient determined by dividing approximately $2.3 billion (subject to certain adjustments), by the total number of Refco Group's membership interests outstanding immediately prior to the effective time of the contribution;

  •
  each membership interest of Refco Group purchased by THL Refco Acquisition Partners and its affiliates and co-investors was exchanged for one Class A Unit of New Refco; and

  •
  Refco Finance Holdings LLC, a co-issuer with Refco Finance of our senior subordinated notes, merged with and into Refco Group, with Refco Group as the surviving entity.

        Upon consummation of the THL Transactions, THL Refco Acquisition Partners and its affiliates and co-investors owned 57% of the equity interests of New Refco, and Phillip R. Bennett, our President and Chief Executive Officer, through his wholly-owned subsidiary, Refco Group Holdings, Inc., owned approximately 43% of the equity interests of New Refco.

        In connection with the THL Transactions, Refco Group Holdings, Inc. agreed to reimburse THL Refco Acquisition Partners and its assignees for certain tax benefits received by Refco Group Holdings, Inc. related to the acquisition of membership interests in Refco Group held by BAWAG Overseas, Inc. In March 2005, Refco Group Holdings, Inc. paid THL Refco Acquisition Partners approximately $2.2 million pursuant to the agreement. No further payments will accrue under the agreement upon completion of the initial public offering.

Limited Liability Company Agreement of New Refco

        The amended and restated limited liability company agreement of New Refco authorized New Refco to issue Class A and Class B units. The Class A and Class B units generally have identical rights and preferences, except that the Class B Units are nonvoting and have different rights as to certain distributions. A board of managers has the exclusive authority to manage and control New Refco's business and affairs. The board of managers' composition is determined in accordance with the provisions of the securityholders agreement described below.

Securityholders Agreement

        Pursuant to the securityholders agreement entered into in connection with the THL Transactions, units of New Refco that are beneficially owned by Refco Group Holdings, Inc., THL Refco Acquisition Partners or any of its affiliates or any limited partners of them so long as THL Refco Acquisition Partners or any of its affiliates maintains voting control over the units held, (collectively, the "THL Holders"), the executive investors and certain of New Refco's other employees and employees of New Refco's subsidiaries, which we refer to as employees, are subject to restrictions on transfer, as well as the other provisions described below. When we refer to "units" of New Refco in the following discussion, such reference includes New Refco's common stock following a change in corporate form, whether in preparation for an initial public offering or otherwise.

        The securityholders agreement provides that the THL Holders, Refco Group Holdings, Inc., the executive investors, employees and all other parties to the agreement will vote all of their shares to elect and continue in office New Refco's board of managers, initially consisting of eight managers composed of:

  •
  four managers designated by the THL Holders;

  •
  three managers designated by Refco Group Holdings, Inc., one of whom will be Phillip Bennett as long as he is willing and able to serve; and

  •
  one independent manager designated by the THL Holders and Refco Group Holdings, Inc.

        The board of managers may be increased to nine and the THL Holders will be entitled to designate an additional manager (for a total of five managers designated by the THL Holders) if New Refco fails to meet specified yearly performance requirements.

        The securityholders agreement also provides:

  •
  the THL Holders and Refco Group Holdings, Inc. with a "right of first offer" with respect to transfers of New Refco's units held by any securityholder;

  •
  each securityholder with customary "tag-along" rights with respect to transfers of New Refco's Class A Units;

  •
  the THL Holders with "drag-along" rights with respect to New Refco's units owned by the securityholders in a sale of New Refco;

  •
  the THL Holders, Refco Group Holdings, Inc. and executive investors with customary "preemptive rights";

  •
  the THL Holders and Refco Group Holdings, Inc. with certain registration rights, which require New Refco to register units held by them under the Securities Act; and

  •
  New Refco with certain call rights with respect to Class A Units held by executive investors who are terminated for any reason.

        It is expected that Securityholders Agreement will be amended and restated in connection with the initial public offering to provide for a voting agreement with respect to, among other things, Refco Inc.'s board of directors, tag along rights and registration rights.

Management Agreement

        Pursuant to the management agreement entered into in connection with the THL Transactions, THL Managers V, LLC renders to New Refco and each of its subsidiaries advisory and consulting services. In consideration of those services, either New Refco or Refco Group will pay to THL Managers V, LLC semi-annually, an aggregate per annum management fee equal to the greater of:

  •
  $2.5 million; and

  •
  an amount equal to 1.0% of the consolidated earnings before interest, taxes, depreciation and amortization of New Refco and its subsidiaries for such fiscal year, but before deduction of any such fee.

        New Refco also paid THL Managers V, LLC at the closing of the THL Transactions a transaction advisory fee of $30.0 million.

        New Refco also agreed to indemnify THL Managers V, LLC and its affiliates from and against all losses, claims, damages and liabilities arising out of or related to the performance by THL Managers V, LLC of the services pursuant to the management agreement. Upon the consummation of the initial public offering, THL Managers V, LLC intends to terminate the agreement pursuant to its terms, which will require New Refco to make a final payment to THL Managers V, LLC.

Restricted Unit Agreements

        In connection with the THL Transactions, members of senior management were granted Class B Units of New Refco pursuant to restricted unit agreements entered into on the closing date of the THL Transactions. Phillip Bennett, Joseph Murphy, William Sexton, Santo Maggio, Robert Trosten and Dennis Klejna were granted approximately 1,203,365, 701,963, 701,963, 701,963 and 350,981 Class B Units, respectively. Upon Mr. Trosten's resignation, his Class B Units were forfeited and returned to New Refco.

        On October 31, 2004, New Refco declared a 202,551.721-for-one split of its Class A and Class B Units (the "Unit Split"). New Refco also granted an aggregate of 1,818,655.1 Class B Units to certain employees of Refco Group and its subsidiaries. In November 2004, New Refco granted an aggregate of 60,000 Class B Units to Messrs. Breitman, Gantcher and O'Kelley who are members of its board of managers. On December 6, 2004, New Refco granted 690,000 Class B Units to Gerald Sherer, our Executive Vice President and Chief Financial Officer.

        The Class B Units granted to management and employees are subject to vesting requirements under restricted unit agreements as follows:

  •
  50% of the Class B Units will vest based on time, with 25% of these units vesting on each of February 28, 2005, February 28, 2006, February 28, 2007 and February 29, 2008.

  •
  The remaining 50% of the Class B Units will vest based upon New Refco's achievement of certain EBITDA targets. Any performance-based units that do not vest based on performance will vest in full on the 8th anniversary of issuance, provided that the employee has maintained continuous employment with New Refco or its subsidiaries.

        The Class B Units granted to the members of New Refco's board of managers vest ratably on each of February 28, 2005, February 28, 2006, February 28, 2007 and February 29, 2008.

        Vesting of all units is subject to acceleration upon a change of control. Upon the termination of a holder, unvested Class B Units are forfeited to New Refco and vested Class B Units may be repurchased by New Refco at fair market value.

        In connection with the formation of Refco Inc., holders of Class B Units will contribute their Class B Units to Refco Inc. in exchange for the number of shares of its common stock that its Board of Directors determines in good faith to have a fair value at least equal to the fair value of the Class B Units being exchanged. Following the exchange, the current vesting schedule will continue to apply to the shares of common stock received in the exchange.

Escrow Agreement

        Pursuant to the escrow agreement entered into in connection with the THL Transactions, New Refco and THL Refco Acquisition Partners delivered approximately $36.4 million of the purchase price at the closing to HSBC Bank USA, as escrow agent, to satisfy any earn-out amounts that are to be paid by New Refco after the closing of the THL Transactions. The escrowed funds were separated into seven separate escrow accounts, each representing a separate earn-out amount.

        If an earn-out payment is due by New Refco, the escrow agent will release a portion of the funds from the earn-out account designated on written instructions given by New Refco's chief executive officer. If the escrowed amount in a given earn-out account exceeds the amount of all obligations with respect to a particular earn-out account, then the escrow agent will release the amount of any excess to Refco Group Holdings, Inc. upon joint written instructions signed by the chief executive officer, THL Refco Acquisition Partners and Refco Group Holdings, Inc. If the earn-out amount to be distributed by

New Refco exceeds the escrowed amount in the designated earn-out account, then Refco Group Holdings, Inc. will be liable for the deficiency.

        In November 2004, pursuant to the procedures set forth in the escrow agreement, approximately $22.2 million of escrowed funds were paid to Refco Group with respect to MacFutures Ltd. The balance of the $25.0 million originally designated for the MacFutures escrow account was remitted to Refco Group Holdings, Inc. No other amounts have been paid under the escrow agreement.

Management Investment

        In connection with the THL Transactions, Phillip Bennett, through his continuing ownership interest in Refco Group Holdings, Inc., rolled over an approximate $382.5 million equity investment into the common equity interests of New Refco. Messrs. Sexton, Murphy, Maggio and Klejna made investments of $1.0 million, $500,000, $250,000 and $200,000, respectively, in the common equity interests of New Refco in connection with the THL Transactions.

Profit Sharing Agreement

        Prior to the consummation of the THL Transactions, Refco Group Holdings, Inc., which is wholly owned by Phillip Bennett, our President and Chief Executive Officer who beneficially owns an approximate 43% interest in New Refco through Refco Group Holdings, Inc. and The Phillip R. Bennett Three Year Annuity Trust, was part of a profit sharing agreement with Joseph J. Murphy, our Executive Vice President and the President and Chief Executive Officer of Refco Global Futures, LLC; William M. Sexton, our Executive Vice President and Chief Operating Officer; Santo C. Maggio, our Executive Vice President and Chief Executive Officer of Refco Securities, LLC; and Dennis A. Klejna, our Executive Vice President and General Counsel. Upon consummation of the THL Transactions, Refco Group Holdings, Inc. acquired the interests in the profit sharing agreement held by Messrs. Murphy, Sexton, Maggio and Klejna for approximately $13.7 million, $9.0 million, $8.4 million and $6.5 million, respectively. Refco Group Holdings, Inc. paid Messrs. Murphy, Sexton, Maggio and Klejna approximately $9.5 million, $7.0 million, $6.0 million and $6.5 million, respectively, on the closing date of the THL Transactions. The outstanding amounts due to Messrs. Murphy, Sexton and Maggio are payable in equal installments from Refco Group Holdings, Inc. on December 31, 2005 and December 31, 2006. These payments will be accelerated upon the consummation of the initial public offering.

Currenex Fees

        Through a joint venture with Putnam Investments, Thomas H. Lee Partners, L.P. has an indirect ownership interest in Currenex, Inc., which is a technology firm that has created an electronic platform for trading currencies. We paid fees of $1.7 million and $0.3 million for the years ended February 28, 2005 and February 29, 2004, respectively, to Currenex in connection with the use of its platform.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Aggregate fees were billed to us by our principal accountants, Grant Thornton LLP, for audit services related to the two most recent fiscal years and for other professional services billed in the most recent two fiscal years were as follows:

	2004	2005
Audit Fees	$1,351,342	$6,683,232
Audit-Related Fees	23,221	38,818
Tax Fees	11,700	21,245

Total	$1,386,263	$6,743,295

        Audit services for 2005 included the audit of our annual financial statements, review of interim financial statements, a re-audit of our 2002 financial statements and services provided in connection with securities offerings, including comfort letters and consents related to SEC filings.

        Audit services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These services include audits of certain subsidiaries and due diligence related to acquisitions.

        Tax services consisted of preparation and consultations with respect to certain of our foreign subsidiaries' tax returns.

PART IV

ITEM 15.    EXHIBITS and FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report:

  1.
  Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

  2.
  Financial Statement Schedules.

  3.
  Exhibits:

Exhibit	Name of Exhibit
3.1	Certificate of Formation of Refco Group Ltd., LLC.(2)
3.2	Amended and Restated Limited Liability Company Agreement of Refco Group Ltd., LLC.(2)
3.3	Certificate of Incorporation of Refco Finance Inc.(2)
3.4	By-laws of Refco Finance Inc.(2)
4.1	Indenture, dated as of August 5, 2004, among Refco Group Ltd., LLC, Refco Finance Inc. and Wells Fargo Bank, National Association, as trustee.(1)
4.2
First Supplemental Indenture, dated as of August 5, 2004, among Refco Group Ltd., LLC, Refco Finance Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.(3)
4.3
Registration Rights Agreement, dated as of August 5, 2004, among Refco Finance Holdings LLC, Refco Finance Inc. and Credit Suisse First Boston LLC, Banc of America Securities LLC and Deutsche Bank Securities Inc.(1)
4.4
Securityholders Agreement, dated as of August 5, 2004, among New Refco Group Ltd., LLC, Refco Group Holdings, Inc., THL Refco Acquisition Partners and certain other Affiliates of Thomas H. Lee Partners, L.P. the Limited Partners or Affiliates of Limited Partners, the Executive Investors and the Employees party thereto.(4)
10.1	Equity Purchase and Merger Agreement, dated as of June 8, 2004, among Refco Group Ltd., LLC, Refco Group Holdings, Inc., THL Refco Acquisition Partners and Refco Merger LLC.(1)
10.2	Executive Employment and Non-Competition Agreement, dated as of June 8, 2004, by and between Refco Group Ltd., LLC and Phillip R. Bennett.(1)
10.3
First Amendment to Equity Purchase and Merger Agreement, dated as of July 9, 2004, among Refco Group Ltd., LLC, Refco Group Holdings, Inc., THL Refco Acquisition Partners, Refco Merger LLC and New Refco Group Ltd., LLC.(4)
10.4	Executive Employment and Non-Competition Agreement, dated as of June 21, 2004, by and between Refco Group Ltd., LLC and Joseph Murphy.(1)
10.5	Executive Employment and Non-Competition Agreement, dated as of July 30, 2004, by and between Refco Group Ltd., LLC and William M. Sexton.(1)
10.6	Executive Employment and Non-Competition Agreement, dated as of July 30, 2004, by and between Refco Group Ltd., LLC and Santo Maggio.(1)
10.7	Executive Employment and Non-Competition Agreement, dated as of July 30, 2004, by and between Refco Group Ltd., LLC and Dennis Klejna.(5)
10.8
Credit Agreement, dated as of August 5, 2004, among Refco Finance Holdings LLC, New Refco Group Ltd., LLC, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the other Lenders party thereto, Banc of America Securities LLC, Credit Suisse First Boston, acting through its Cayman Islands Branch, and Deutsche Bank Securities Inc., as Co-Lead Arrangers and Joint Book Running Managers, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Syndication Agent, and Deutsche Bank Securities Inc., as Documentation Agent.(1)

10.9	Assumption Agreement, dated as of August 5, 2004, made by Refco Group Ltd., LLC, in favor of Bank of America, N.A., as administrative agent.(1)
10.10	Security Agreement, dated as of August 5, 2004, made by Refco Finance Holdings LLC, New Refco Group Ltd., LLC and the Additional Grantors to Bank of America, N.A., as administrative agent.(1)
10.11	Security Agreement Supplement, dated August 5, 2004, made by Refco Group Ltd., LLC and Guarantors party thereto to Bank of America, N.A., as administrative agent.(1)
10.12	Parent Guaranty, dated as of August 5, 2004, made by New Refco Group Ltd., LLC in favor of the Secured Parties named in the Credit Agreement, dated as of August 5, 2004.(1)
10.13	Subsidiary Guaranty, dated as of August 5, 2004, made by the Guarantors in favor of the Secured Parties named in the Credit Agreement, dated as of August 5, 2004.(1)
10.14	Restricted Unit Agreement, dated as of August 5, 2004, between New Refco Group Ltd. and Phillip R. Bennett.(4)
10.15	Restricted Unit Agreement, dated as of August 5, 2004, between New Refco Group Ltd. and Joseph Murphy.(1)
10.16	Restricted Unit Agreement, dated as of August 5, 2004, between New Refco Group Ltd. and William M. Sexton.(1)
10.17	Restricted Unit Agreement, dated as of August 5, 2004, between New Refco Group Ltd. and Santo C. Maggio.(1)
10.18	Restricted Unit Agreement, dated as of August 5, 2004, between New Refco Group Ltd. and Dennis A. Klejna.(1)
10.19	Restricted Unit Agreement, dated as of August 5, 2004, between New Refco Group Ltd., LLC and Robert C. Trosten.(1)
10.20	Management Agreement, dated as of August 5, 2004, by and between New Refco Group Ltd., LLC, Refco Group Ltd., LLC and THL Managers V, LLC.(2)
10.21	Escrow Agreement, dated August 5, 2004, among New Refco Group Ltd., LLC, Refco Group Holdings, Inc., THL Refco Acquisition Partners and HSBC Bank USA, National Association.(6)
10.22	Restricted Unit Agreement, dated as of November 10, 2004, between New Refco Group Ltd., LLC and Leo R. Breitman.(4)
10.23	Restricted Unit Agreement, dated as of November 10, 2004, between New Refco Group Ltd., LLC and Ronald O' Kelley.(4)
10.24	Restricted Unit Agreement, dated as of November 19, 2004, between New Refco Group Ltd., LLC and Nathan Gantcher.(4)
10.25	Executive Employment and Non-Competition Agreement, dated as of December 6, 2004, by and between Refco Group Ltd., LLC and Gerald M. Sherer.(6)
10.26	Restricted Unit Agreement, dated as of December 6, 2004, between New Refco Group Ltd., LLC and Gerald M. Sherer.
10.27
Amendment, dated as of March 15, 2005, to the Credit Agreement, dated as of August 5, 2004, among Refco Group Ltd., LLC (successor by merger to Refco Finance Holdings LLC), as borrower, New Refco Group Ltd., LLC, each lender from time to time party thereto, Banc of America Securities LLC, Credit Suisse First Boston, acting through its Cayman Islands branch, and Deutsche Bank Securities Inc., as co-lead arrangers and joint book running managers, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Syndication Agent, Deutsche Bank Securities Inc., as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.(6)

10.28	Form of New Refco Group Ltd., LLC Restricted Unit Agreement.(6)
10.29	Purchase and Sale Agreement, dated as of June 21, 2005, between Refco Group Ltd., LLC and Cargill, Incorporated.
12.1	Statement re Computation of Ratio of Earnings to Fixed Charges.
21.1	List of Subsidiaries.(4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)
Incorporated by reference to the Registrants' Registration Statement on Form S-4 (File No. 333-119701), as filed with the Commission on October 12, 2004.

(2)
Incorporated by reference to the Registrants' Registration Statement on Form S-4/A (File No. 333-119701), as filed with the Commission on December 10, 2004.

(3)
Incorporated by reference to the Registrants' Registration Statement on Form S-4/A (File No. 333-119701), as filed with the Commission on January 12, 2005.

(4)
Incorporated by reference to the Registrants' Registration Statement on Form S-4/A (File No. 333-119701), as filed with the Commission on February 23, 2005.

(5)
Incorporated by reference to the Registrants' Registration Statement on Form S-4/A (File No. 333-119701), as filed with the Commission on March 11, 2005.

(6)
Incorporated by reference to the Registrants' Registration Statement on Form S-4/A (File No. 333-119701), as filed with the Commission on April 5, 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REFCO GROUP LTD., LLC (REGISTRANT)
By:	/s/ PHILLIP R. BENNETT Name: Phillip R. Bennett Title: President and Chief Executive Officer
Date: June 28, 2005

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ NEW REFCO GROUP LTD., LLC New Refco Group Ltd., LLC	Sole Member	June 28, 2005
*By:	/s/ PHILLIP R. BENNETT Phillip R. Bennett	President, Chief Executive Officer and Chairman	June 28, 2005
	/s/ PHILLIP R. BENNETT Phillip R. Bennett	President and Chief Executive Officer (Principal Executive Officer)	June 28, 2005
	/s/ GERALD M. SHERER Gerald M. Sherer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 30, 2005

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REFCO FINANCE INC. (REGISTRANT)
By:	/s/ PHILLIP R. BENNETT Name: Phillip R. Bennett Title: President and Chief Executive Officer
Date: June 28, 2005

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP R. BENNETT Phillip R. Bennett	President, Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2005
/s/ GERALD M. SHERER Gerald M. Sherer	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	June 30, 2005

INDEX TO EXHIBITS

Exhibit	Name of Exhibit
3.1	Certificate of Formation of Refco Group Ltd., LLC.(2)
3.2	Amended and Restated Limited Liability Company Agreement of Refco Group Ltd., LLC.(2)
3.3	Certificate of Incorporation of Refco Finance Inc.(2)
3.4	By-laws of Refco Finance Inc.(2)
4.1	Indenture, dated as of August 5, 2004, among Refco Group Ltd., LLC, Refco Finance Inc. and Wells Fargo Bank, National Association, as trustee.(1)
4.2
First Supplemental Indenture, dated as of August 5, 2004, among Refco Group Ltd., LLC, Refco Finance Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.(3)
4.3
Registration Rights Agreement, dated as of August 5, 2004, among Refco Finance Holdings LLC, Refco Finance Inc. and Credit Suisse First Boston LLC, Banc of America Securities LLC and Deutsche Bank Securities Inc.(1)
4.4
Securityholders Agreement, dated as of August 5, 2004, among New Refco Group Ltd., LLC, Refco Group Holdings, Inc., THL Refco Acquisition Partners and certain other Affiliates of Thomas H. Lee Partners, L.P. the Limited Partners or Affiliates of Limited Partners, the Executive Investors and the Employees party thereto.(4)
10.1	Equity Purchase and Merger Agreement, dated as of June 8, 2004, among Refco Group Ltd., LLC, Refco Group Holdings, Inc., THL Refco Acquisition Partners and Refco Merger LLC.(1)
10.2	Executive Employment and Non-Competition Agreement, dated as of June 8, 2004, by and between Refco Group Ltd., LLC and Phillip R. Bennett.(1)
10.3
First Amendment to Equity Purchase and Merger Agreement, dated as of July 9, 2004, among Refco Group Ltd., LLC, Refco Group Holdings, Inc., THL Refco Acquisition Partners, Refco Merger LLC and New Refco Group Ltd., LLC.(4)
10.4	Executive Employment and Non-Competition Agreement, dated as of June 21, 2004, by and between Refco Group Ltd., LLC and Joseph Murphy.(1)
10.5	Executive Employment and Non-Competition Agreement, dated as of July 30, 2004, by and between Refco Group Ltd., LLC and William M. Sexton.(1)
10.6	Executive Employment and Non-Competition Agreement, dated as of July 30, 2004, by and between Refco Group Ltd., LLC and Santo Maggio.(1)
10.7	Executive Employment and Non-Competition Agreement, dated as of July 30, 2004, by and between Refco Group Ltd., LLC and Dennis Klejna.(5)
10.8
Credit Agreement, dated as of August 5, 2004, among Refco Finance Holdings LLC, New Refco Group Ltd., LLC, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the other Lenders party thereto, Banc of America Securities LLC, Credit Suisse First Boston, acting through its Cayman Islands Branch, and Deutsche Bank Securities Inc., as Co-Lead Arrangers and Joint Book Running Managers, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Syndication Agent, and Deutsche Bank Securities Inc., as Documentation Agent.(1)

10.9	Assumption Agreement, dated as of August 5, 2004, made by Refco Group Ltd., LLC, in favor of Bank of America, N.A., as administrative agent.(1)
10.10	Security Agreement, dated as of August 5, 2004, made by Refco Finance Holdings LLC, New Refco Group Ltd., LLC and the Additional Grantors to Bank of America, N.A., as administrative agent.(1)
10.11	Security Agreement Supplement, dated August 5, 2004, made by Refco Group Ltd., LLC and Guarantors party thereto to Bank of America, N.A., as administrative agent.(1)
10.12	Parent Guaranty, dated as of August 5, 2004, made by New Refco Group Ltd., LLC in favor of the Secured Parties named in the Credit Agreement, dated as of August 5, 2004.(1)
10.13	Subsidiary Guaranty, dated as of August 5, 2004, made by the Guarantors in favor of the Secured Parties named in the Credit Agreement, dated as of August 5, 2004.(1)
10.14	Restricted Unit Agreement, dated as of August 5, 2004, between New Refco Group Ltd. and Phillip R. Bennett.(4)
10.15	Restricted Unit Agreement, dated as of August 5, 2004, between New Refco Group Ltd. and Joseph Murphy.(1)
10.16	Restricted Unit Agreement, dated as of August 5, 2004, between New Refco Group Ltd. and William M. Sexton.(1)
10.17	Restricted Unit Agreement, dated as of August 5, 2004, between New Refco Group Ltd. and Santo C. Maggio.(1)
10.18	Restricted Unit Agreement, dated as of August 5, 2004, between New Refco Group Ltd. and Dennis A. Klejna.(1)
10.19	Restricted Unit Agreement, dated as of August 5, 2004, between New Refco Group Ltd., LLC and Robert C. Trosten.(1)
10.20	Management Agreement, dated as of August 5, 2004, by and between New Refco Group Ltd., LLC, Refco Group Ltd., LLC and THL Managers V, LLC.(2)
10.21	Escrow Agreement, dated August 5, 2004, among New Refco Group Ltd., LLC, Refco Group Holdings, Inc., THL Refco Acquisition Partners and HSBC Bank USA, National Association.(6)
10.22	Restricted Unit Agreement, dated as of November 10, 2004, between New Refco Group Ltd., LLC and Leo R. Breitman.(4)
10.23	Restricted Unit Agreement, dated as of November 10, 2004, between New Refco Group Ltd., LLC and Ronald O' Kelley.(4)
10.24	Restricted Unit Agreement, dated as of November 19, 2004, between New Refco Group Ltd., LLC and Nathan Gantcher.(4)
10.25	Executive Employment and Non-Competition Agreement, dated as of December 6, 2004, by and between Refco Group Ltd., LLC and Gerald M. Sherer.(6)
10.26	Restricted Unit Agreement, dated as of December 6, 2004, between New Refco Group Ltd., LLC and Gerald M. Sherer.
10.27
Amendment, dated as of March 15, 2005, to the Credit Agreement, dated as of August 5, 2004, among Refco Group Ltd., LLC (successor by merger to Refco Finance Holdings LLC), as borrower, New Refco Group Ltd., LLC, each lender from time to time party thereto, Banc of America Securities LLC, Credit Suisse First Boston, acting through its Cayman Islands branch, and Deutsche Bank Securities Inc., as co-lead arrangers and joint book running managers, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Syndication Agent, Deutsche Bank Securities Inc., as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.(6)

10.28	Form of New Refco Group Ltd., LLC Restricted Unit Agreement.(6)
10.29	Purchase and Sale Agreement, dated as of June 21, 2005, between Refco Group Ltd., LLC and Cargill, Incorporated.
12.1	Statement re Computation of Ratio of Earnings to Fixed Charges.
21.1	List of Subsidiaries.(4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)
Incorporated by reference to the Registrants' Registration Statement on Form S-4 (File No. 333-119701), as filed with the Commission on October 12, 2004.

(2)
Incorporated by reference to the Registrants' Registration Statement on Form S-4/A (File No. 333-119701), as filed with the Commission on December 10, 2004.

(3)
Incorporated by reference to the Registrants' Registration Statement on Form S-4/A (File No. 333-119701), as filed with the Commission on January 12, 2005.

(4)
Incorporated by reference to the Registrants' Registration Statement on Form S-4/A (File No. 333-119701), as filed with the Commission on February 23, 2005.

(5)
Incorporated by reference to the Registrants' Registration Statement on Form S-4/A (File No. 333-119701), as filed with the Commission on March 11, 2005.

(6)
Incorporated by reference to the Registrants' Registration Statement on Form S-4/A (File No. 333-119701), as filed with the Commission on April 5, 2005.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Refco Group Ltd., LLC
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of February 28, 2005 (Successor) and February 29, 2004 (Predecessor)	F-4
Consolidated Statements of Income for the Successor period from August 6, 2004 through February 28, 2005, the Predecessor period from March 1, 2004 through August 5, 2004 and for the years ended February 29, 2004 and February 28, 2003	F-5
Consolidated Statements of Changes in Members' Equity for the Successor period from August 6, 2004 through February 28, 2005, the Predecessor period from March 1, 2004 through August 5, 2004 and for the years ended February 29, 2004 and February 28, 2003	F-6
Consolidated Statements of Cash Flows for the Successor period from August 6, 2004 through February 28, 2005, the Predecessor period from March 1, 2004 through August 5, 2004 and for the years ended February 29, 2004 and February 28, 2003	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
    Refco Group Ltd., LLC

        We have audited the accompanying consolidated balance sheet of Refco Group Ltd., LLC (the "Successor" or "Company") (a Delaware limited liability company) and subsidiaries as of February 28, 2005 and the related consolidated statements of income, changes in member's equity and cash flows for the period from August 6, 2004 through February 28, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor are we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Refco Group Ltd., LLC and subsidiaries as of February 28, 2005, and the results of their operations and their cash flows for the period from August 6, 2004 through February 28, 2005 in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP
New York, New York
May 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
    Refco Group Ltd., LLC

        We have audited the accompanying consolidated balance sheet of Refco Group Ltd., LLC (the "Predecessor" or "Company") (a Delaware limited liability company) and subsidiaries as of February 29, 2004, and the related consolidated statements of income, changes in members' equity and cash flows for the period from March 1, 2004 through August 5, 2004 and for the years ended February 29, 2004 and February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Refco Group Ltd., LLC and subsidiaries as of February 29, 2004, and the results of their operations and their cash flows for the period from March 1, 2004 through August 5, 2004 and for the years ended February 29, 2004 and February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP
New York, New York
May 24, 2005

REFCO GROUP LTD., LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor February 28, 2005	Predecessor February 29, 2004
	(in thousands)
Cash and cash equivalents	$522,621	$316,213
Cash and securities segregated under federal and other regulations:
Cash and cash equivalents	1,102,539	1,375,838
Securities purchased under agreements to resell	58,650	55,061
Securities purchased under agreements to resell	30,235,871	22,974,308
Deposits with clearing organizations and others	2,439,653	1,831,765
Receivables from securities borrowed	3,128,304	1,808,566
Receivables from broker-dealers and clearing organizations	1,996,331	504,810
Receivables from customers, net of $61,190 and $65,200 in reserves, respectively	2,081,968	1,591,385
Receivables from equity members	—	210,223
Securities owned, at market or fair value	5,594,797	2,032,535
Memberships in exchanges (market value: February 28, 2005: $60,566, February 29, 2004: $41,337)	36,638	15,869
Assets of discontinued operations (Note C)	—	276,012
Goodwill	716,566	145,718
Identifiable intangible assets	578,702	23,272
Other assets	275,209	170,597

Total assets	$48,767,849	$33,332,172

Liabilities
Short-term borrowings, including current portion of long-term borrowings	$32,628	$88,890
Securities sold under agreements to repurchase	28,625,903	23,763,252
Payable from securities loaned	3,028,933	1,867,047
Payable to broker-dealers and clearing organizations	741,122	583,643
Payable to customers	6,847,558	5,053,337
Securities sold, not yet purchased, at market or fair value	7,833,022	807,485
Liabilities of discontinued operations (Note C)	—	44,878
Accounts payable, accrued expenses and other liabilities	252,582	171,651
Long-term borrowings	1,238,000	315,500
Subordinated debt	—	16,000

Total liabilities	48,599,748	32,711,683
Commitments and contingent liabilities
Membership interests issued by subsidiary	15,351	4,405
Members' equity	152,750	616,084

Total liabilities and members' equity	$48,767,849	$33,332,172

The accompanying notes are an integral part of these financial statements.

REFCO GROUP LTD., LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor
	Period from August 6, 2004 through February 28, 2005		Year Ended
		Period from March 1, 2004 through August 5, 2004
			February 29, 2004	February 28, 2003
	(in thousands)
Revenues
Commissions and brokerage	$486,705	$362,020	$645,440	$571,520
Interest	1,817,103	768,713	1,051,695	2,387,339
Principal transactions, net	160,830	119,235	165,936	82,554
Asset management and advisory fees	8,801	3,676	7,255	123
Other	5,973	2,469	3,973	4,563

Total revenues	2,479,412	1,256,113	1,874,299	3,046,099

Expenses
Commissions and order execution costs	358,528	244,009	411,894	385,375
Interest	1,765,218	706,640	897,674	2,182,346
Employee compensation and benefits	158,465	108,528	204,854	180,962
General, administrative and other	145,970	97,576	170,415	142,585

Total expenses	2,428,181	1,156,753	1,684,837	2,891,268

Income before provision for income taxes, dividends on preferred securities issued by subsidiaries, income from equity investees, members' interest in earnings (losses) of subsidiary and discontinued operations	51,231	99,360	189,462	154,831
Provision for income taxes	6,250	7,994	11,687	1,223

Income before dividends on preferred securities issued by subsidiaries, income from equity investees, members' interest in earnings (losses) of subsidiary and discontinued operations	44,981	91,366	177,775	153,608
Dividends on preferred securities	—	—	—	15,576
Income from equity investees	16,578	8,345	11,544	1,673
Members' interest in earnings (losses) of subsidiary	(16,749)	5,771	1,273	—

Income from continuing operations	78,308	93,940	188,046	139,705

Discontinued operations:
Income (loss) from discontinued operations	—	7,383	(401)	1,151
Applicable income tax expense	—	3,344	489	737

Net income	$78,308	$97,979	$187,156	$140,119

The accompanying notes are an integral part of these financial statements.

REFCO GROUP LTD., LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

	Members' equity
	Common capital	Other comprehensive income	Total
	(in thousands)

Balance, February 28, 2002 (predecessor)	$527,897	$(12,781)	$515,116
Capital withdrawals	(100,000)	—	(100,000)
Net income	140,119	—	140,119
Currency translation adjustment	—	11,126	11,126

Balance, February 28, 2003 (predecessor)	568,016	(1,655)	566,361
Capital withdrawals	(120,000)	—	(120,000)
Loss on early extinguishment of preferred securities issued by subsidiaries	(39,774)	—	(39,774)
Net income	187,156	—	187,156
Currency translation adjustment	—	22,341	22,341

Balance, February 29, 2004 (predecessor)	595,398	20,686	616,084
Net income	97,979	—	97,979
Currency translation adjustment	—	(4,900)	(4,900)

Balance, August 5, 2004 (predecessor)	693,377	15,786	709,163
Distribution of Asset Management business	(230,913)	(6,922)	(237,835)
Distribution of cash	(550,000)	—	(550,000)

Balance, August 5, 2004 (predecessor, adjusted)	(87,536)	8,864	(78,672)
Resetting of equity accounts due to the Transactions	87,536	(8,864)	78,672

Balance, August 5, 2004 (successor)	—	—	—
Push down of capital contribution to fund portion of purchase price	511,494	—	511,494
Carry over of predecessor basis	(33,661)	—	(33,661)
Deemed dividend	(403,612)	—	(403,612)

Balance, August 6, 2004 as adjusted to give effect to the Transactions (successor)	74,221	—	74,221
Capital withdrawals	(11,000)	—	(11,000)
Net income	78,308	—	78,308
Issuance of New Refco's Class B Units to employees	1,875	—	1,875
Currency translation adjustment	—	9,346	9,346

Balance, February 28, 2005	$143,404	$9,346	$152,750

The accompanying notes are an integral part of these financial statements.

REFCO GROUP LTD., LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Year Ended
	Successor	Predecessor
	Period from August 6, 2004 through February 28, 2005	Period from March 1, 2004 through August 5, 2004	February 29, 2004	February 28, 2003
	(in thousands)
Cash flows from operating activities
Net income	$78,308	$97,979	$187,156	$140,119
(Loss) income from discontinued operations	—	4,039	(890)	414

Net income from continuing operations	78,308	93,940	188,046	139,705
Noncash items included in net income
Depreciation and amortization	18,046	11,993	26,161	23,499
Stock compensation expense	1,875	—	—	—
Members' interest in earnings (losses) of subsidiary	(16,749)	5,771	1,273	—
(Increase) decrease in operating assets
Cash and securities segregated under federal and other regulations:
Cash and cash equivalents	(282,581)	555,880	574,008	(1,109,672)
Securities purchased under agreements to resell	(5,487)	1,898	14,100	86,351
Securities purchased under agreements to resell	4,432,778	(11,694,341)	(11,195,025)	5,098,889
Deposits with clearing organizations and others	(1,081,361)	473,473	(79,964)	(698,744)
Receivables from securities borrowed	(1,082,330)	(237,408)	(1,424,552)	(296,584)
Receivables from broker-dealers and clearing organizations	(781,745)	(709,776)	(201,059)	49,689
Receivables from customers	504,736	(995,096)	(101,005)	394,443
Receivables from equity members	—	210,000	70,322	108,678
Securities owned, at market or fair value	(2,828,729)	(733,533)	(1,542,115)	(195,891)
Memberships in exchanges	(422)	(2,010)	2,820	(10,377)
Other assets	5,904	(93,670)	45,953	(11,746)
Increase (decrease) in operating liabilities
Short-term borrowings, including current portion of long-term borrowings	24,628	(20,890)	(156,920)	50,573
Securities sold under agreements to repurchase	(6,037,147)	10,899,798	11,277,259	(4,322,774)
Payable from securities loaned	937,810	224,076	1,573,584	257,989
Payable to broker-dealers and clearing organizations	(749,962)	907,441	326,860	(42,921)
Payable to customers	1,595,688	198,533	696,282	661,646
Securities sold, not yet purchased, at market or fair value	5,612,862	1,412,675	595,280	(71,327)
Accounts payable, accrued expenses and other liabilities	42,560	20,108	36,597	(30,816)

Net cash provided by operating activities	388,682	528,862	727,905	80,610

Cash flows from investing activities
Distribution of cash in asset management business	—	(24,457)	—	—
Payment of acquisition fees	(46,989)	(3,536)	—	—
Acquisition of businesses, net of cash acquired	(17,225)	—	(118,930)	(3,473)

Net cash used in investing activities	(64,214)	(27,993)	(118,930)	(3,473)

Cash flows from financing activities
Issuance of long-term borrowings	—	—	—	222,500
Proceeds from new borrowings	1,400,000	—	—	—
Repayment of long-term borrowings	(539,436)	(37,000)	(68,000)	(68,000)
Payment to former shareholders	(19,815)	—	—	—
Payment to former shareholder for sale of interest in predecessor	(861,749)	—	—	—
Payment of deferred financing costs	(43,648)	—	—	—
Payment for redemption of preferred securities issued by subsidiaries	—	—	(199,774)	—
Distribution of cash	—	(550,000)	—	—
Net contributions (withdrawals) to membership interests issued by subsidiary	28,815	(6,891)	3,132	—
Capital withdrawals	(11,000)	—	(120,000)	(100,000)

Net cash (used in) provided by financing activities	(46,833)	(593,891)	(384,642)	54,500

Net cash provided by (used in) discontinued operations	—	21,795	(134,285)	(50,150)

Net increase (decrease) in cash and cash equivalents	277,635	(71,227)	90,048	81,487
Cash and cash equivalents, beginning of year	244,986	316,213	226,165	144,678

Cash and cash equivalents, end of year	$522,621	$244,986	$316,213	$226,165

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash financing activities
Pushdown of partial step-up of assets and liabilities in Transactions	567,719	—	—	—
Distribution of Asset Management business, net of cash	213,378	—	—	—
Income taxes paid	$8,186	$2,027	$3,331	$6,032
Interest paid	$1,797,800	$645,949	$713,142	$2,250,879

The accompanying notes are an integral part of these financial statements.

REFCO GROUP LTD., LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—ORGANIZATION

        Refco Group Ltd., LLC (the "Company") is a limited liability company under the laws of the State of Delaware. The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, the "Group"). The Group is a diversified financial services organization and is among the leading firms in the futures and options brokerage business. In addition to its futures and options activities, the Group provides fund management and administrative services and is also a substantial broker of cash market products, including government securities, foreign exchange and foreign exchange options, international equities and emerging markets debt. The Group's worldwide headquarters in New York are complemented by a network of U.S. and international offices.

        The Group's principal operating subsidiaries comprise Refco Securities, LLC, a registered broker-dealer, Refco, LLC, a registered Futures Commission Merchant and Refco Capital Markets, Ltd., an offshore securities and foreign exchange broker.

        Prior to the closing date of the Transactions on August 5, 2004, the Company was 90% owned by Refco Group Holdings, Inc. ("RGHI"), a Delaware corporation. The remaining 10% was owned by BAWAG Overseas, Inc., a third-party financial institution.

The Transactions

        On June 8, 2004, THL Refco Acquisition Partners entered into an equity purchase and merger agreement with the Company, RGHI and certain other parties, which was amended on July 9, 2004 (the "Purchase Agreement"). The Purchase Agreement provided for a series of transactions that resulted in New Refco Group Ltd., LLC ("New Refco") becoming the Company's parent and THL Refco Acquisition Partners and its affiliates and co-investors acquiring a 56.7% interest in New Refco, based on a valuation of New Refco of $2.3 billion, following the closing of the Transactions on August 5, 2004. THL Refco Acquisition Partners and its affiliates are affiliates of Thomas H. Lee Partners, L.P. Thomas H. Lee Partners, L.P. is a leading private equity firm focused on identifying and acquiring substantial ownership stakes in mid-to large-cap growth companies.

        Concurrently with the consummation of the Transactions, the Group distributed $550.0 million in cash and other capital distributions and all the equity interests of Forstmann-Leff International Associates, LLC, which upon consummation of the Transactions owned substantially all the assets of the Company's Asset Management business (the "Asset Management Distribution"), to RGHI, an entity wholly owned by Phillip Bennett upon consummation of the Transactions. This distribution did not include the retained assets from the Group's Asset Management Business, Refco Alternative Investments, which have been retained and became part of the Group's Derivatives Brokerage & Clearing business.

The financing for the Transactions, including the refinancing of the outstanding debt, was provided by:

  (i)
  borrowings under a new $875.0 million Senior Secured Credit Facility, consisting of an $800.0 million term loan facility and a $75.0 million revolving credit facility in revolving credit loans and letters of credit for working capital and general corporate purposes. The term loan was fully drawn prior to the consummation of the Transactions, with none of the revolving credit facility drawn as yet;

  (ii)
  the issuance of $600.0 million senior subordinated notes by co-issuers Refco Finance Holdings LLC and Refco Finance Inc.;

  (iii)
  $507.0 million of capital provided in cash by THL Refco Acquisition Partners and its affiliates and co-investors;

  (iv)
  exchange of the existing equity investment in the Company of $382.5 million by Phillip Bennett, the Company's chief executive officer; and

  (v)
  management ownership investments of $4.5 million in cash.

        As a result, THL Refco Acquisition Partners and its affiliates and co-investors acquired 56.7% of New Refco, Phillip Bennett received 42.8% of ownership and management purchased an ownership of 0.5%. Furthermore, THL Refco Acquisition Partners and its affiliates and co-investors and RGHI contributed their interests in the Company to New Refco; and Refco Finance Holdings LLC merged with and into the Company with the Company continuing as the surviving entity.

        The acquisition by THL Refco Acquisition Partners and its affiliates and co-investors of a portion of RGHI's interest in the Company and RGHI's contribution of its interest in the Company to New Refco are each accounted for as a purchase in conformity with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, in accordance with Emerging Issues Task Force ("EITF") No. 88-16, Basis in Leveraged Buyout Transactions, with intangible assets recorded in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. This guidance requires the continuing residual interest retained by the continuing management investors, as a result of the Transactions, be reflected at its predecessor basis. In accordance with EITF Issue No. 90-12, Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16, a step-up of assets and liabilities to fair value was recorded in purchase accounting for the remaining interest in the Company acquired by THL Refco Acquisition Partners and its affiliates and co-investors. The amount of the distribution to the selling shareholders in excess of the predecessor basis was reflected as a deemed dividend of $403.6 million in equity in the opening consolidated balance sheet.

        The purchase price including transaction costs was approximately $2.3 billion. The sources and uses of funds in connection with the acquisition are summarized below (in thousands):

Sources:
Proceeds from Secured Term Loan	$800,000
Proceeds from Senior Subordinated Notes	600,000
Proceeds from equity investors	511,494
Available cash	172
Fair value of existing equity investment	382,507

Total sources	$2,294,173

Uses:
Purchase price of member units	$1,373,242
Repayment of old debt and penalties	387,436
Transaction and debt financing fees	94,173
Payments to former shareholders	19,815
Other	37,000
Fair value of existing equity investment	382,507

Total uses	$2,294,173

        The Company has prepared an allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values as determined by an independent third-party valuation firm as of the date of the acquisition. The allocation of the purchase price to the fair value of the net assets acquired is summarized below (in thousands):

	Predecessor Basis	Fair Value	Deemed Dividend	Push-down of existing carry-over basis		Successor Basis
Cash and cash equivalents, securities purchased and deposits	$39,191,022	$39,191,022	$—	$—	$—	$39,191,022
Receivables, securities owned and other assets	6,810,999	6,810,999	—	—	—	6,810,999
Memberships in exchanges, at fair value	17,879	49,997	(13,781)	—	—	36,216	(a)

Total assets acquired	46,019,900	46,052,018	(13,781)	—	—	46,038,237
Short-term borrowings, securities sold and payables	45,717,287	45,717,287	—	—	—	45,717,287
Accounts payable, accrued expenses and other liabilities	199,945	222,654	—	—	—	222,654

Total liabilities assumed	45,917,232	45,939,941	—	—	—	45,939,941
Net tangible assets	102,668	112,077	(13,781)	—	—	98,296
Intangible assets	24,556	986,800	(412,862)	—	—	573,938	(a)

Net assets acquired	127,224	1,098,877	(426,643)	—	—	672,234
Purchase price, including carryover basis by Phillip Bennett		2,248,691	(403,612)	(382,507)	(33,661)	1,428,911

Excess purchase price		1,149,814	23,031	(382,507)	(33,661)	756,677

Goodwill		1,109,702	23,031	(382,507)	(33,661)	716,565
Deferred financing costs, net		40,112	—	—	—	40,112

		$1,149,814	$23,031	$(382,507)	$(33,661)	$756,677

(a)
As mandated by EITF Issue No. 88-16, successor basis reflects a partial stepped-up value calculated as 42.8% of predecessor basis plus 57.2% of fair value.

        Payments were also made to or for the account of existing equity holders, including $24.9 million relating to pre-payment penalties on the Company's existing debt, and $19.8 million relating to obligations triggered by the Company's change of control.

        The following unaudited pro forma consolidated summary of operations presents information of the Company as if the Transactions had occurred on March 1, 2003 and 2004, respectively.

	Year Ended February 28, 2005	Year Ended February 29, 2004
	(unaudited) (in thousands)
Total revenue	$3,735,525	$1,874,299
Net income	$141,952	$112,300

        These pro forma results are for illustrative purposes. They do not purport to be indicative of the results of operations that actually would have resulted had the Transactions occurred as of March 1, 2003 or 2004, or the future results of operations of the Company.

        For purposes of identification and description, Refco Group Ltd., LLC and its subsidiaries are referred to as the "Predecessor" for the period prior to the Transactions, the "Successor" for the period subsequent to the Transactions and the "Group" for both periods.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

        The consolidated financial statements include the accounts of the Company and each of its subsidiaries, all of which are wholly owned, except for Refco Securities, LLC, which issues non-voting membership interests in the normal course of business. All material intercompany transactions and balances have been eliminated in consolidation.

        20% to 50% owned companies are accounted for using the equity method and included in "Other Assets."

        The Group consolidates entities deemed to be variable interest entities ("VIEs") when the Group is determined to be the primary beneficiary under Financial Accounting Standards Board ("FASB") Interpretation No. 46 Revised (December 2003), Consolidation of Variable Entities ("Interpretation 46 R").

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign currency translation

        In the normal course of business, the Group engages in transactions denominated in foreign currencies. For financial reporting purposes, assets, liabilities and contractual commitments in foreign currencies have been translated at the year-end spot rate and revenues and expenses are translated at average rates of exchange for the fiscal year. Gains and (losses) resulting from foreign currency transactions, included in the consolidated statements of income, were $(1.5) million, $0 million, $(0.7) million and $(15.7) million for the period from August 6, 2004 through February 28, 2005, the period from March 1, 2004 through August 5, 2004 and the years ended February 29, 2004 and February 28, 2003, respectively. Gains and (losses) resulting from translating foreign currency financial statements into U.S. dollars are included in cumulative currency translation adjustment, which represents other comprehensive income, a separate component of members' equity.

Cash and cash equivalents

        Cash and cash equivalents are defined as cash and short-term liquid investments with original maturities of 90 days or less when acquired.

Cash and securities segregated under federal and other regulations

        Cash and cash equivalents have been segregated in special reserve bank accounts for the benefit of clients under various regulatory requirements. These requirements at year-end are set forth below:

	February 28, 2005	February 29, 2004
	(in thousands)
Rule 15c3-3 of the Securities Exchange Act of 1934	$27,209	$25,271
Section 1.20 of the Commodity Exchange Act	500,585	924,613
Foreign subsidiaries regulated under various foreign regulations	574,745	425,954

	$1,102,539	$1,375,838

        As of February 28, 2005 and February 29, 2004, securities purchased under agreements to resell of $58.7 million and $55.1 million, respectively are held for the benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934.

Securities purchased under agreements to resell and Securities sold under agreements to repurchase

        Securities purchased under agreements to resell and Securities sold under agreements to repurchase are treated as financing transactions and are carried at the amounts at which the securities will be reacquired or resold as specified in the respective agreements plus accrued interest. These carrying amounts approximate their fair values. It is the Group's policy to take possession of securities purchased under agreements to resell, which consist largely of securities issued by the U.S. Government. The Group retains the right to re-pledge collateral received in secured financing transactions.

        As permitted by FASB Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements, the Group nets certain securities purchased under agreements to resell and securities sold under agreements to repurchase for financial reporting purposes.

Securities-lending activities

        Securities borrowed and securities loaned transactions are generally reported as collateralized financings. Securities-borrowed transactions require the Company to deposit cash with the lender. With respect to securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Receivables from and payable to customers

        These balances primarily pertain to margin and open contractual commitments related to customers' futures, foreign currency forward and securities transactions. Receivables from and payable to customers in connection with futures and foreign currency forward transactions include gains and losses on open futures, options and forward contracts. Receivables from and payable to customers in connection with securities transactions include amounts due on cash and margin transactions.

        Receivables from customers, net of reserves at each year end are as follows:

	February 28, 2005	February 29, 2004
	(in thousands)
Futures transactions	$626,422	$212,299
Foreign currency and other OTC derivative transactions	811,026	38,724
Securities transactions	627,024	1,340,362
Other	17,496	—

	$2,081,968	$1,591,385

        Payable to customers at each year end are as follows:

	February 28, 2005	February 29, 2004
	(in thousands)
Futures transactions	$4,853,138	$4,052,363
Foreign currency and other OTC derivative transactions	359,085	394,936
Securities transactions	1,635,335	606,038

	$6,847,558	$5,053,337

        These receivables are generally collateralized with marketable securities. The Group's allowance for doubtful accounts is based upon management's continuing review and evaluation of factors such as collateral value, aging and the financial condition of the customers. The allowance is assessed to reflect best estimate of probable losses that have been incurred as of the balance sheet date. Any changes are included in the current period operating results. The Group pursues collection of these receivables through various means, including legal action and collection agencies. Reserves of $61.2 million and $65.2 million have been provided against receivables from customers as of February 28, 2005 and February 29, 2004, respectively. The Group generally nets receivables and payables related to its customers' futures, foreign currency forwards and securities transactions on a counterparty basis pursuant to master netting agreements. Where possible, it is the Group's policy to settle these transactions on a net basis with its counterparties.

Financial instruments

        The consolidated balance sheets generally reflect purchases and sales of financial instruments owned or sold on a trade-date basis.

Securities owned and Securities sold, not yet purchased

        Securities owned and Securities sold, not yet purchased consist primarily of U.S. and foreign equity and fixed-income securities, which are stated at quoted market values, with unrealized gains and losses recognized in income under "Principal transactions, net." Securities not readily marketable are valued at fair value as determined by management. Fair value is the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Derivative financial instruments

        As a broker, the Group enters into transactions involving derivative financial instruments in relation to its customer business. These transactions are generally immediately economically hedged by back-to-back trades with other financial institutions. All derivative financial instruments are carried at market value or, if market prices are not readily available, fair value. Market values for exchange-traded derivatives are based on quoted market prices. Fair market values for over-the-counter derivative financial instruments are based on pricing models that are based on observable market data intended to approximate the amounts that would be received from or paid to a third party in settlement of the contracts.

        Derivatives used for economic hedging purposes include swaps, forwards, futures and purchased options. Unrealized gains or losses on these derivative contracts are recognized currently in the statement of income as Principal transactions, net. The Group does not apply hedge accounting as defined in Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as all financial instruments are marked to market with changes in fair values reflected in earnings. Therefore, the disclosures required in paragraphs 44 and 45 of the statement are generally not applicable with respect to these financial instruments.

Memberships in exchanges

        Exchange memberships comprise both rights to trade on exchanges and deposits made in relation to these memberships. Exchange memberships owned are recorded at cost and tested annually for impairment.

Furniture, equipment and leasehold improvements

        Furniture, equipment and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

Impairment of assets

        The Company reviews its long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill

        Goodwill is the cost of acquired companies in excess of the fair value of identifiable net assets at acquisition date. Prior to March 1, 2002, goodwill was amortized over a period of 25 years on a straight-line basis. Effective March 1, 2002, the Group adopted SFAS No. 142, Goodwill and Other Intangible Assets; consequently, goodwill is no longer amortized but, instead, is tested at least annually for impairment. An impairment loss is triggered if the estimated fair value of an operating segment is less than its estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value. Goodwill was recognized as part of the Transactions on August 5, 2004. Goodwill relates to the excess purchase price over the fair value of the net assets acquired by the Company.

Identifiable intangible assets

        Identifiable intangible assets consist primarily of customer relationships and trade names. Customers relationships are amortized on an accelerated basis based upon patterns of usage over a weighted-average economic useful life of approximately 13 years. These intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset's or asset group's carrying value may not be fully recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the expected undiscounted cash flows relating to the asset or asset group are less than the corresponding carrying value. Trade names have been classified as indefinite-lived assets and are not amortized but tested annually for impairment.

Stock-based compensation

        The Group measures compensation expense for its employee stock-based compensation plans using the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation.

Income taxes

        The Group has elected to be treated as a limited liability company for federal income tax purposes, as defined in the regulations. Under these regulations, members are responsible for their individual income tax liabilities related to the Group's operating results. Accordingly, the Group has not provided for Federal income taxes related to its operating results. The provision for income taxes relates to income taxes of foreign subsidiaries.

Revenue recognition

        Commissions and brokerage are recorded on a trade-date basis as securities transactions occur. Commissions and brokerage includes per contract charges for trade execution and clearing. Fees are charged at various rates based on the product traded and the method of trade. Commissions earned and related expenses on customers' open futures positions are recognized on a half-turn basis. The Group reports gross commission income on transactions executed by introducing brokers and reports commissions paid to introducing brokers as commission expense.

        Interest is recognized on an accrual basis. Interest income or interest expense on repurchase agreements and collateralized financing arrangements are recognized as interest over the life of the transaction. Interest income and expense for matched repurchase agreement transactions are presented net in the consolidated statements of income.

        Certain Prime Brokerage/Capital Markets transaction fee revenues are recorded as principal transactions, net in the Consolidated Statements of Income. In these instances the customer may not pay a separately billed commission rate related to a given transaction. Instead, the equivalent of a commission is included in the revenues of the transaction following its execution on behalf of the customer. These transactions are specific to those markets in which no third party clearing organization is utilized and involve primarily client foreign exchange transactions.

        The Group, as a broker of derivatives products, enters into contractual commitments, as principal, involving forward settlement. The Group generally enters into offsetting contracts to achieve economic hedges, which result in a profit spread for the Group. Both the contractual commitment and the offsetting contract are recorded at fair value. The Group does not apply hedge accounting as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and all offsetting contracts are marked to market and included in the Consolidated Statements of Income. Both realized and unrealized gains and losses are recognized and recorded in the consolidated statements of income under "Principal transactions, net" as follows:

	Period from August 6, 2004 through February 28, 2005			Period from March 1, 2004 through August 5, 2005			Year Ended February 29, 2004			Year Ended February 28, 2003
	Net			Net			Net			Net
	Realized Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)
	(in thousands)
Foreign currency forwards	$41,099	$(12,530)	$28,569	$15,243	$9,034	$24,277	$83,660	$(198)	$83,462	$54,293	$(34,785)	$19,508
Futures	65,166	(37,419)	27,747	17,235	26,236	43,471	54,186	(6,661)	47,525	(49,753)	177,742	127,989
Options	19,414	1,107	20,521	8,621	7,375	15,996	(5,973)	5,165	(808)	(121,989)	123,851	1,862
Treasury notes	52,338	26,621	78,959	43,530	(7,278)	36,252	35,878	3,492	39,370	(76,714)	1,012	(75,702)
Bonds	4,942	1,721	6,663	4,564	(3,181)	1,383	(2,725)	(1,141)	(3,866)	40,561	(14,839)	25,722
Other	(4,393)	2,764	(1,629)	(1,558)	(586)	(2,144)	(1,304)	1,557	253	(16,735)	(90)	(16,825)

Total	$178,566	$(17,736)	$160,830	$87,635	$31,600	$119,235	$163,722	$2,214	$165,936	$(170,337)	$252,891	$82,554

        The following table shows the gross notional or contractual amounts of derivatives held by the Group.

	As of February 28, 2005		As of February 29, 2004
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Forward currency contracts	$79,683,493	$(5,382)	$41,586,917	$(715)
Swap contracts	30,056	(3,199)	2,927,400	1,304
Option contracts sold or written	19,125,420	(352,428)	10,383,291	(272,078)
Option contracts purchased	14,478,439	370,410	10,723,550	272,528
Exchange-traded futures	14,246,658	(1,873)	3,735,774	(1,585)

Total	$127,564,066	$7,528	$69,356,932	$(546)

        Asset management and advisory fees primarily include fees from investment management and other financial service related products and are recognized as services are provided. They are determined in accordance with contracts based upon a percentage of assets under management or the volume of financial service products sold through our distribution platform.

Accounting Changes

Consolidation of Variable Interest Entities

        On March 1, 2004, the Group adopted Interpretation 46 R, which contains substantial changes to the original FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The changes to these pronouncements include revisions to the calculation of expected losses and expected residual returns and reducing the impact of decision maker and guarantor fees in those calculations. Revisions were also made to the definition of a variable interest entity, which changes the method of determining whether certain entities should be included in the Group's Consolidated Financial Statements as VIEs. The Group has determined that no entities are required to be consolidated and that the adoption of Interpretation 46 R has not had a material impact on the Group's financial statements.

Recently issued accounting pronouncement

        In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment ("SFAS 123R"). SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt the provisions of SFAS 123R as of the beginning of the first fiscal year that begins after June 15, 2005, although earlier adoption is permitted. The Company is in the process of determining the impact, if any, of SFAS 123R on its consolidated financial statements.

NOTE C—DISCONTINUED OPERATIONS

        On August 5, 2004, the Company distributed all the equity interests of Forstmann-Leff International Associates, LLC, which owned substantially all the assets of the Predecessor's Asset Management business, to Refco Group Holdings, Inc., an entity wholly owned by Phillip Bennett upon consummation of the Transactions.

        Financial information related to Forstmann-Leff International Associates, LLC is reported separately in the Company's income statement as discontinued operations. Prior period information has been adjusted on the same basis to reflect this presentation.

        Operating results for Forstmann-Leff International Associates, LLC included in the discontinued operations are presented in the following table.

		Year Ended
	Period from March 1, 2004 through August 5, 2004
		February 29, 2004	February 28, 2003
	(in thousands)
Revenue	$47,660	$64,692	$57,018
Expenses	40,277	65,093	55,867
Income before income taxes	7,383	(401)	1,151
Income tax expenses	3,344	489	737

Net income (loss)	$4,039	$(890)	$414

        The following table presents the carrying amounts of major classes of assets and liabilities of Forstmann-Leff International Associates, LLC as of February 29, 2004. These assets and liabilities are included under the captions "Assets of discontinued operations" and "Liabilities of discontinued operations" on the Group's February 29, 2004 consolidated balance sheet.

February 29, 2004
(in thousands)
Cash and cash equivalents	$22,030
Receivable from customers	25,582
Other assets	228,400

Total assets	$276,012

Payable to customers	$42,380
Other liabilities(a)	2,498

Total liabilities	$44,878

    (a)
    includes accounts payable and accrued expenses

NOTE D—SHORT-TERM BORROWINGS, LONG-TERM BORROWINGS AND OTHER BORROWINGS

Short-term borrowings

        The Group obtains short-term borrowings through bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year and certain long-term borrowings that may be payable within one year at the option of the holder. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

        Bank loans are generally from major money center banks and are primarily payable on demand. Interest is paid at prevailing short-term market rates. The Group enters into loan agreements with banks, which may be collateralized by letters of credit or other forms of collateral. Generally, the amounts pledged represent the underlying collateral for the Group's receivables from customers.

        Short-term borrowings at year end are set forth below:

	February 28, 2005	February 29, 2004
	(in thousands)
Bank loans	$24,628	$20,890
Current portion of long-term borrowings	8,000	68,000

Total	$32,628	$88,890

        The weighted average interest rate on outstanding bank loans, which includes short-term funding and overdrafts, was 3.78% and 1.58% at February 28, 2005 and February 29, 2004, respectively.

        Interest rates paid on short-term borrowings, excluding the current portion of long-term borrowings, ranged from 1.89% to 7.4% and 1.58% to 2.25% for the years ended February 28, 2005 and February 29, 2004, respectively.

Long-term borrowings

        Long-term borrowings of $1,246.0 million and $383.5 million for the years ended February 28, 2005 and February 29, 2004, respectively, consist of the following loans:

	February 28, 2005	February 29, 2004
	(in thousands)
New Senior Credit Facility:
Secured Term Loan	$646,000	$—
Secured Revolving Loan	—	—
9% Senior Subordinated Notes, due August 1, 2012	600,000	—
Old Senior Notes:
Series A Senior Notes 2004	—	17,000
Senior Notes 2005	—	74,000
Series B Senior Notes 2006	—	14,000
Senior Notes 2007	—	56,000
Series A Senior Notes 2007	—	100,000
Series B Senior Notes 2009	—	122,500

	1,246,000	383,500
Less: Portion included within short-term borrowings	8,000	68,000

Total long-term borrowings	$1,238,000	$315,500

Predecessor:

        The long-term borrowings represent unsecured syndicated senior notes with major financial institutions. These borrowings were subject to acceleration in the event of a change in control and were repaid in full in connection with the Transactions on August 5, 2004.

Successor:

        In connection with the Transactions on August 5, 2004, the Company entered into a new Senior Credit Facility (the "New Senior Credit Facility") and issued 9% Senior Subordinated Notes, a portion the proceeds from which was used to repay the outstanding amounts under the old senior notes and the old subordinated loan from a member.

        The New Senior Credit Facility provides for a $75.0 million revolving credit facility in revolving credit loans and letters of credit. The revolving credit facility matures on August 5, 2010. The New Senior Credit Facility also provides for an $800.0 million secured term loan facility. The secured term loan facility matures on August 5, 2011. See "Note S—Subsequent Events" for additional information on the New Senior Credit Facility.

        The secured term loan facility was fully drawn immediately after the closing of the Transactions on August 5, 2004. None of the revolving credit facility had been drawn as of this date. This facility will meet the Group's future needs for working capital and general corporate purposes.

        The New Senior Credit Facility bears interest, at the Group's option, at either the Eurodollar Rate or the Base Rate (both as defined), plus an applicable interest rate margin. The applicable margins under the term loan facility and the revolving credit facility are determined based upon the Leverage Ratio (as defined), as set forth in the following table:

		Applicable Rate
		Term Loans		Revolving Loans
Pricing Level	Leverage Ratio	Eurodollar Rate	Base Rate	Eurodollar Rate	Base Rate
1	>5.00:1	2.75%	1.75%	2.75%	1.75%
2	>4.50:1 but ≤5.00:1	2.75%	1.75%	2.50%	1.50%
3	>4.00:1 but ≤4.50:1	2.75%	1.75%	2.00%	1.00%
4	≤4.00:1	2.75%	1.75%	1.75%	0.75%

        The weighted average interest rates per annum in effect as of February 28, 2005 for the secured term loan facility was 4.79%. The interest rate payable under the New Senior Credit Facility will increase by 2.00% per annum during the continuance of any payment or bankruptcy event of default.

        The New Senior Credit Facility is also secured by, among other things:

  •
  a first priority security interest in substantially all of the assets of New Refco and the Company's non-regulated restricted domestic subsidiaries (other than Refco Finance Inc.), including without limitation, all receivables, contracts, contract rights, equipment, intellectual property, inventory and all other tangible and intangible assets, subject to certain customary exceptions;

  •
  a pledge of (i) all of present and future capital stock of each of the Company, New Refco and each guarantor's direct domestic subsidiaries, including regulated domestic subsidiaries held directly by the Company or any guarantor and (ii) 65% of the voting stock of each of the Company and each guarantor's direct foreign subsidiaries; and

  •
  all proceeds and products of the property and assets described above.

        In addition, the New Senior Credit Facility is guaranteed by New Refco and the Company's non-regulated restricted domestic subsidiaries.

        On January 24, 2005, the Group made a voluntary prepayment on the principal amount outstanding of the secured term loan facility in the amount of $150.0 million. The write-off of the unamortized deferred financing costs in connection with the voluntary prepayment was included in interest expense.

        On August 5, 2004, the Company completed a financing, which consisted of the sale of $600.0 million of 9% Senior Subordinated Notes due 2012 (the "New Notes") pursuant to a private offering. The New Notes bear interest at the rate of 9% per annum, which is payable semi-annually in cash in arrears on February 1 and August 1. The New Notes mature on August 1, 2012. The payment of the principal of, premium, if any, and interest on the New Notes and the payment of any Subsidiary Guaranty will be subordinate in right of payment to the prior payment in full of all Senior Indebtedness of the Issuers or the relevant Subsidiary Guarantor, as the case may be. The Company has issued 9% Senior Subordinated Notes due 2012 (the "Exchange Notes") in exchange for all New Notes, pursuant to an exchange offer whereby holders of the New Notes will receive Exchange Notes that have been registered under the Securities Act of 1933, as amended, having terms substantially identical in all material aspects to the New Notes, except that the Exchange Notes will not contain terms with respect to transfer restrictions.

        At any time prior to August 1, 2007, the Company may redeem up to 35% of the aggregate principal amount of the New Notes at a price of 109.000% in connection with a Designated Offering, as defined. With the exception of a Designated Offering, the New Notes are redeemable at the option of the Company beginning August 1, 2008 at prices decreasing from 104.500% of the principal amount thereof to par on August 1, 2010 and thereafter. Prior to August 1, 2008, the Company has the option to redeem all, but not less than all, of the New Notes at a redemption price equal to 100% of the principal amount of the New Notes, plus an Applicable Premium, as defined, plus accrued and unpaid interest to the redemption date. The Company is not required to make mandatory redemption or sinking fund payments with respect to the New Notes.

        The indenture for the New Notes requires the Company and its subsidiaries to comply with certain restrictive covenants, including a restriction on dividends; and limitations on the incurrence of indebtedness, certain payments and distributions and sales of the Company's assets and stock. The Company was in compliance with all contractual debt commitments as of February 28, 2005 and February 29, 2004, respectively.

        The New Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of the Company's active domestic non-regulated subsidiaries. The Condensed Consolidating Financial Information in Note R provides additional guarantor/non-guarantor information.

        The table below sets out the maturities of the Group's long-term borrowings (in thousands):

Fiscal year ended
2006	$8,000
2007	8,000
2008	8,000
2009	8,000
2010	8,000
2011 and thereafter	1,206,000

Total	$1,246,000

        The Group's interest expense from long-term borrowings for the period from August 6, 2004 through February 28, 2005 and the period from March 1, 2004 through August 5, 2004 was $52.6 million and $11.7 million, respectively. For the years ended February 29, 2004 and February 28, 2003, interest expense from long-term borrowings was $31.1 million and $27.2 million, respectively.

Other borrowings

        Subordinated debt of $16.0 million, included in the consolidated balance sheets, consists of a subordinated loan from a member. The subordinated debt outstanding at February 29, 2004 bears interest at the prime rate and matures June 1, 2005. For the year ended February 29, 2004, the weighted-average interest rate on the subordinated debt was 4.08%. Subordinated debt is subordinated to the claims of present and future general creditors. The subordinated debt was repaid in full in connection with the Transactions on August 5, 2004.

NOTE E—SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

        Securities owned and Securities sold, not yet purchased, consist of trading and investment securities and derivative financial instruments at market or fair value.

	February 28, 2005	February 29, 2004
	(in thousands)
Securities owned consists of:
U.S. Treasuries	$3,269,667	$1,316,754
Foreign governments	1,779,353	290,317
Corporate bonds	62,529	—
Options	383,142	251,623
Fund investments	22,528	87,233
Equities	36,087	8,697
Other	41,491	77,911

	$5,594,797	$2,032,535

Securities sold, not yet purchased consist of:
U.S. Treasuries	$5,301,510	$555,039
Foreign governments	2,101,947	—
Corporate bonds	57,727	—
Options	364,433	251,172
Other	7,405	1,274

	$7,833,022	$807,485

        As of February 28, 2005 and February 29, 2004, the Group had not pledged any securities owned as collateral with counterparties.

NOTE F—GOODWILL

        The changes in goodwill by reportable segment for the period from August 6, 2004 through February 28, 2005, the period from March 1, 2004 through August 5, 2004 and the year ended February 29, 2004 are as follows:

	Derivatives Brokerage & Clearing	Prime Brokerage/Capital Markets	Total
	(in thousands)
Predecessor:
Balance as of February 28, 2003	$121,971	$4,410	$126,381
Acquisition	19,337	—	19,337
Disposition	—	—	—
Impairment losses	—	—	—

Balance as of February 29, 2004	$141,308	$4,410	$145,718

Acquisition	—	—	—
Disposition	—	—	—
Impairment losses	—	—	—

Balance as of August 5, 2004	$141,308	$4,410	$145,718

Successor:
Acquisition	286,626	429,940	716,566
Disposition	—	—	—
Impairment losses	—	—	—

Balance as of February 28, 2005	$286,626	$429,940	$716,566

        Goodwill of $716.6 million was recognized as part of the Transactions on August 5, 2004 and was assigned to Derivative Brokerage & Clearing and Prime Brokerage/Capital Markets in the amounts of $286.6 million and $430.0 million, respectively.

NOTE G—IDENTIFIABLE INTANGIBLE ASSETS

        The Company's identifiable intangible assets are comprised of the following:

	February 28, 2005			February 29, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer relationships	$357,928	$11,812	$346,116	$39,861	$17,649	$22,212
Trade names	231,752	—	231,752	1,060	—	1,060
Technology	1,027	193	834	—	—	—

	$590,707	$12,005	$578,702	$40,921	$17,649	$23,272

        Of the $573.9 million intangible assets recognized on the Transactions, $232.2 million assigned to trade names is not subject to amortization. The remaining $341.7 million intangible assets recognized have a weighted-average economic useful life of approximately 13 years, which is comprised of customer relationships of $340.7 million with a 13-year estimated useful life and technology of $1.0 million with a three-year estimated useful life. The Predecessor basis of the Macfutures trade name of $0.5 million has been written off due to this trade name being discontinued on November 10, 2004.

        The amortization of identifiable intangible assets included in general, administrative and other expenses for the period from August 6, 2004 through February 28, 2005, the period from March 1, 2004 through August 5, 2004 and the years ended February 29, 2004 and February 28, 2003 was $12.5 million, $1.0 million, $3.6 million and $4.6 million, respectively.

        The estimated amortization expense, based on current identifiable intangible balances, for the next five fiscal years beginning March 1, 2005 is as follows (in thousands):

Fiscal year
2006	$21,465
2007	21,661
2008	21,359
2009	20,869
2010	20,172

NOTE H—OTHER ASSETS

        Other assets are generally less liquid, non-financial assets. The following table sets forth the Group's other assets by type:

	February 28, 2005	February 29, 2004
	(in thousands)
Equity-method investments(1)	$77,461	$65,504
Investments(2)	55,574	32,241
Deferred financing costs(3)	41,572	3,239
Furniture, equipment and leasehold improvements(4)	43,871	44,351
Miscellaneous receivables and other	56,731	25,262

Total	$275,209	$170,597

(1)
Equity method investments

        Equity method investments as of February 28, 2005 comprise:

	Principal Activity	Percentage Owned	Country of operation	Carrying Value
				(in thousands)
Forex Capital Markets, LLC	Spot FX broker	35%	United States	$55,499
Friedberg Mercantile Group	Investment dealer, futures commission merchant and fund manager	50%	Canada	12,989
Refco Polaris Taiwan	Futures broker	20%	Taiwan	8,973

				$77,461

        Under the equity method of accounting, the Company's initial investment is recorded at cost and is subsequently increased to reflect the Company's share of the investees' income and reduced to reflect the Company's share of the investees' losses or dividends received. The Company's income from equity investees was $16.6 million, $8.3 million, $11.5 million and $1.7 million for the period from August 6, 2004 through February 28, 2005, the period from March 1, 2004 through August 5, 2004 and the years ended February 29, 2004 and February 28, 2003, respectively.

(2)
Investments

        As part of its corporate strategy and in the normal course of its business, the Company makes investments in companies engaged in its core business and in companies engaged in closely related market activities. As of February 28, 2005 and February 29, 2004, the value of such investments was $55.6 million and $32.2 million, respectively.

        Investments made in core activities consist primarily of investments made in international derivative and capital market brokerage operations. As of February 28, 2005 and February 29, 2004, international derivative brokerage investments included HanMag Futures Corp., a derivative clearing company in Seoul, Korea, Sify-India, a derivative brokerage operation in India, Cantor Index, a broker of over-the-counter index derivatives in London, England, and ACM, an online foreign exchange brokerage operation in Geneva, Switzerland.

        As of February 28, 2005 and February 29, 2004, related market investments also included Xinhua Financial Inc., a market leader in providing financial and commodity research and price information to financial market users in the People's Republic of China.

        A further category of investments are investments made in software providers considered strategically important to the Company's product delivery infrastructure in derivatives and prime brokerage. As of February 28, 2005 and February 29, 2004, the Company had investments in Easy Solutions, a leading provider of front-end order entry software for global derivatives markets, and QV Trading, the pricing platform upon which certain of the Company's fixed income prime brokerage operations are built.

(3)
Deferred Financing Costs

        As of February 28, 2005, unamortized deferred financing costs incurred in connection with the issuance of the New Senior Credit Facility and the New Notes (See Note D) were $41.6 million and are amortized over the life of the related long-term borrowing. As of February 29, 2004, unamortized deferred financing costs incurred in connections with the secured syndicated senior notes with major financial institutions was $3.2 million.

        The Group's amortization of deferred financing costs for the period from August 6, 2004 through February 28, 2005, the period from March 1, 2004 through August 5, 2004 and the years ended February 29, 2004 and February 28, 2003 was $3.9 million, $1.2 million, $3.2 million and $2.8 million, respectively.

(4)
Furniture, equipment and leasehold improvements

			February 28, 2005	February 29, 2004
	Cost	Accumulated amortization/depreciation	Net book value	Net book value
	(in thousands)
Furniture and equipment	$117,182	$85,577	$31,605	$33,797
Leasehold improvements	29,351	17,085	12,266	10,554

	$146,533	$102,662	$43,871	$44,351

        Depreciation and amortization expense, included in general, administrative and other expenses, was $5.6 million, $8.7 million, $21.5 million and $18.8 million for the period from August 6, 2004 through February 28, 2005, the period from March 1, 2004 through August 5, 2004 and the years ended February 29, 2004 and February 28, 2003, respectively.

NOTE I—ACQUISITIONS

        On September 1, 2004, the Group entered into a purchase agreement to acquire the customer accounts and related customer assets of Pioneer Futures, a division of Pioneer Futures Inc., for approximately $17.2 million in cash. The full amount paid has been assigned to customer relationships. These customer relationships are amortized on an accelerated basis over a weighted-average economic useful life of 13 years, based on a preliminary valuation analysis. Pioneer Futures Inc., a Futures Commission Merchant, provides clearing services to professional floor traders and brokers in futures and options on futures contracts and acts as a clearing firm for certain introducing brokers.

NOTE J—NET CAPITAL REQUIREMENT

        The Group's subsidiary Refco Securities, LLC is subject to the uniform net capital requirements of the Securities and Exchange Commission ("SEC") under Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. Refco Securities, LLC computes its net capital requirements under the alternative method provided for in the Rule, which requires that Refco Securities, LLC maintain net capital equal to the greater of $250,000 or 2% of aggregate customer related debit items, as defined in SEC Rule 15c3-3. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. As of February 28, 2005, Refco Securities, LLC had net capital of $82.0 million, which was 24.7% of aggregate debit balances and $75.4 million in excess of required net capital.

        The Group's subsidiary Refco, LLC is subject to the Commodity Futures Trading Commission's ("CFTC") minimum financial requirements, which require that the subsidiary maintain net capital, as defined. The requirement is equal to the greater of 4% of customer funds required to be segregated/secured pursuant to the Commodity Exchange Act less the market value of certain commodity options, all as defined, or the sum of 8% of the customer risk maintenance margin requirement plus 4% of the non-customer risk maintenance margin requirement. The net capital rule also provides that Refco, LLC must maintain adjusted net capital in excess of an early warning level equal to 110% of its net capital requirement. Additionally, the subsidiary is subject to certain restrictions in reductions in capital, as defined. As of February 28, 2005, Refco, LLC had net capital of $283.9 million, which was $95.0 million in excess of required net capital.

NOTE K—COMMITMENTS AND CONTINGENCIES

Lease Commitments

        The Group occupies offices in various locations under operating leases expiring through 2014. Future minimum rental payments required under significant leases for premises, excluding any escalation adjustments, are as follows (in thousands):

Fiscal year
2006	$11,662
2007	11,631
2008	12,073
2009	8,051
2010	7,578
Thereafter	19,674

$70,669

        The Group's rent expense for the period from August 6, 2004 through February 28, 2005, the period from March 1, 2004 through August 6, 2004 and the years ended February 29, 2004 and February 28, 2003 was $7.4 million, $6.1 million, $14.0 million and $12.1 million, respectively.

Purchase Commitments

        On June 10, 2003, the Group acquired 50% of the shares of the Friedberg Mercantile Group ("FMG"), a registered broker/investment dealer. The Group has a commitment to purchase the remaining 50% of FMG's shares at June 10, 2008 for a maximum price of $17.9 million.

Contingencies

        In the ordinary course of business, the Group has been named as a party to both litigation and administrative proceedings, certain of which are described below.

        On March 1, 2005, Trading Technologies International, Inc. ("Trading Technologies") filed an action against Refco Group Ltd., LLC, Refco, LLC and Refco EasySolutions, LLC (collectively, the "Refco parties") in the U.S. District Court for the Northern District of Illinois, Eastern Division, alleging that the Refco parties infringed upon certain patents owned by Trading Technologies relating to electronic trading software. In its complaint, Trading Technologies demanded a preliminary and permanent injunction against the Refco parties, as well as unspecified damages and costs. The Refco parties filed certain counterclaims for breach of contract and attempted monopolization and an affirmative defense of patent misuse. On May 20, 2005, Trading Technologies filed a motion to dismiss these counterclaims and affirmative defense. Trading Technologies has also announced that it has postponed its planned termination of certain licensing agreements with the Refco parties until at least July 15, 2005.

        Certain of the Group's subsidiaries have been named in a legal proceeding in which the plaintiffs, two hedge funds and their investment managers, alleged that the subsidiaries breached a customer agreement governing the plaintiffs' margin account when they required the plaintiffs to increase the value of collateral securing a margin loan from 60% to 100% in September 1998.

        On September 15, 2003, the Supreme Court of the State of New York granted the Group's motion for summary judgment on six of the seven claims and dismissed those claims with prejudice. By Order dated March 16, 2004, the appellate court (Appellate Division, First Department) affirmed the trial court's decision. On May 11, 2004, the trial court granted the Group's motion to bifurcate the trial of liability from any trial on damages. The remaining claim of liability was tried before a jury in June 2004.

        On June 17, 2004, the jury returned a verdict in favor of the plaintiffs' claim as to the Group's liability. The Group moved the trial court (a) for judgment in favor of the Group as a matter of law, (b) to set aside the verdict and (c)(i) to direct entry of judgment for the Group as a matter of law, or (ii) in the alternative, to order a new trial on plaintiffs' second cause of action. By memorandum decision and order dated March 3, 2005, the trial court granted the Group's post-trial motion to set aside the jury verdict as against the weight of the evidence and ordered a new trial. Tradewinds has filed a notice of appeal of the order and the Group has filed a notice of cross appeal. The court scheduled a pre-trial conference for August 12, 2005. If the parties' appeals have not been perfected by that date, the court will set a date for a new trial.

        After consultation with legal counsel, management believes that it is not probable that a material loss will result from the final verdict. The Group raised its margin requirements to 100% and/or terminated plaintiffs' financing on specific bonds and issued resulting margin calls to plaintiffs, who defaulted. The Appellate Division, First Department previously ruled that the Group had the contractual right to terminate margin loans to plaintiffs and thus did not breach any express provision of the customer agreements. The Group believes the sole issue remaining for the jury to determine was whether the Group breached the implied covenant of good faith and fair dealing when it exercised its contractual rights. The Group does not believe it breached the implied covenant when it exercised its contractual rights. Upon retrial, the Group believes the plaintiff will not be able to sustain its burden. Accordingly, the Group has not recorded an accrual for any losses that might arise from the final verdict.

        In 2001, the Division of Enforcement of the SEC commenced an informal investigation into short sales of the stock of Sedona Corporation ("Sedona"). The SEC requested that the Group produce documents relating to any of its accounts that traded in the stock of Sedona. In June 2001, the SEC issued a formal order of investigation into short sales of Sedona stock, as well as other transactions. In 2002 and 2003, the Group received subpoenas from the SEC and a request for a written statement. Generally, the subpoenas and the request required the production of documents, tapes and information regarding two of the Group's former brokers who handled the account of Amro International, S.A. ("Amro"), one of the Group's former customers which engaged in short sales of Sedona stock, the Group's relationship with Amro and its two principals; other securities traded by Amro; and the Group's record keeping, supervisory and short sale policies and restrictions. In October 2003, the Group received a subpoena from the United States Attorney's Office for the Southern District of New York, which called for the production of documents which had been provided to the SEC.

        In addition to producing documents in response to the foregoing subpoenas, the Group has made their employees available to testify before the SEC and to be interviewed by the United States Attorneys' office. The Group has been advised that it is not currently the subject of the United States Attorney's investigation. On May 16, 2005, the Group announced that its subsidiary, Refco Securities, LLC, received a "Wells Notice" from the SEC arising out of the investigation. Under SEC procedures, Refco Securities, LLC has the opportunity to make a submission to the SEC staff outlining why it believes any proposed enforcement action should not be brought. Refco Securities, LLC is currently engaged in discussions with the SEC staff regarding the Wells Notice and the possible resolution of this matter, and continues to cooperate fully with the SEC in respect of its investigation.

        At the present time, it is not possible to predict the ultimate outcome of the foregoing investigation with any certainty. Management has recorded a reserve for potential settlement and related costs.

        In the opinion of management and where appropriate, in consultation with outside counsel, the resolution of these and other matters will not have a material adverse effect on the consolidated financial condition and results of operations of the Group in future periods.

NOTE L—RESTRICTED UNITS

        On August 5, 2004, New Refco Group Ltd., LLC, the Company's parent, authorized 101.0 million Class A Units and issued 100.3 million Class A Units and 7.0 million Class B Units and issued 4.4 million Class B Units, valued at $0.83 per unit, to the Group's employees. The Class A and Class B units generally have identical rights and preferences, except the Class B Units are non-voting and have different rights as to certain distributions than the Class A Units.

        One half of the Class B Units (the "Non Performance-Based Units") will vest 25% on each of February 28, 2005, February 28, 2006, February 28, 2007 and February 29, 2008. The other half of the Class B Units (the "Performance Units") will vest based upon the Company's achievement of EBITDA targets as defined in the agreements set forth for each of the Company's fiscal years ended February 28, 2005, February 28, 2006, February 28, 2007 and February 29, 2008. Any unvested Performance Units will vest automatically and immediately on the eighth anniversary date from the date of issuance if employees remain employed on a full-time basis.

        On October 31, 2004, New Refco Group Ltd., LLC declared a 202,551.721-for-one split of its Class A and Class B units (the "Unit Split"). The Unit Split entitled each Unit holder to receive 202,550.721 units for every outstanding Class A and Class B unit held on that date. All units included in the accompanying consolidated financial statements for all periods presented have been adjusted to retroactively reflect the Unit Split.

        On October 31, 2004, November 10, 2004 and November 19, 2004, New Refco Group Ltd., LLC issued 1,818,655.1, 40,000 and 20,000 additional Class B Units, respectively, to the Company's employees and members of its board of managers. The units issued to the members of the Company's board of managers are all Non Performance-Based Units and will vest 25% on each of February 28, 2005, February 28, 2006, February 28, 2007 and February 29, 2008. The fair value of the additional units is $1.32 per unit.

        On December 6, 2004, New Refco Group Ltd., LLC issued 690,000 Class B Units to its Chief Financial Officer pursuant to a restricted unit agreement. One half of the Class B Units are Non-Performance-Based Units and the other half are Performance Units. Any unvested Performance Units will vest automatically and immediately on the eighth anniversary date from the date of issuance if the employee remains employed on a full-time basis. The fair value of the additional units is $3.15 per unit.

        Stock-based compensation expense was $1.9 million for the period from August 6, 2004 through February 28, 2005. The fair value of the Class B Units was calculated by a third party valuation firm using the average of the Black-Scholes option pricing model and Exit Scenarios Analysis for the initial and October valuations and the average of the Intrinsic Value and Exit Scenario Analysis for the December valuation, with the following weighted average assumptions:

Weighted average assumptions for the initial and October valuations

Black-Scholes option pricing model		Exit Scenarios Analysis
Risk-free interest rate	2.92%	Exit EBITDA Multiple	8.0x
		Required rate of return	30.0%
Expected lives	3.50 years	Capital structure
Expected volatility	21.67%	Class A Units	96.0%
Expected dividend rate	0.00%	Class B Units	4.0%

        For the Class B Units issued on October 31, 2004, November 10, 2004 and November 19, 2004, a secondary exit scenario analysis was also performed by the third party valuation firm using a required rate of return of 16.6%, and this was factored into the fair value of the Class B Units issued on these dates.

Assumptions for the December valuation

Intrinsic Value		Exit Scenario Analysis
		Exit EBITDA Multiple	8.5x
		Required rate of return	30.0%
Capital Structure		Capital Structure
Class A Units	94.3%	Class A Units	94.3%
Class B Units	5.7%	Class B Units	5.7%

        The values derived from these two approaches were calculated on the original grant date in August 2004, in October 2004 and in December 2004. These values derived under the two approaches are as follows:

	Fair Value per Class B Unit
Methodology	Initial Valuation	October Valuation	December Valuation
Black-Scholes/Intrinsic	$0.84	$0.79	$1.32
Exit Scenario Analysis	$0.83	$1.67	$3.93

        Change in the Class B Units during the period from August 5, 2004 through February 28, 2005 is as follows:

Number of Units
(in thousands)
Outstanding at August 5, 2004	—
Issued	6,931
Exercised	—
Forfeited	(702)

Outstanding at February 28, 2005	6,229

NOTE M—VARIABLE INTEREST ENTITIES

        An entity is subject to Interpretation 46 R and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. In addition to the VIEs that are consolidated in accordance with Interpretation 46 R, the Group has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. As of February 28, 2005, the Group held variable interests in certain VIEs with respect to which the Group is deemed not to be the primary beneficiary. Those VIEs include several managed futures funds with aggregate net asset value of approximately $481.9 million managed by several of the Company's subsidiaries since April 1, 2003. Several of the Company's subsidiaries earn fixed investment management fees and, in certain cases, incentive fees and other fees from these managed funds. As of February 28, 2005, the Group's maximum exposure to loss from the funds managed by these subsidiaries is not material.

NOTE N—DERIVATIVE ACTIVITIES, OFF BALANCE SHEET AND CONCENTRATION OF
CREDIT RISK

        In the normal course of its customer-driven operations, the Group enters into various contractual commitments, as principal, involving forward settlement. These include exchange-traded futures, fixed income swaps, equity swaps, foreign currency forwards and option contracts. The Group generally enters into offsetting contracts to achieve economic hedges at prices that result in a profit spread for the Group. The Group also enters into forward repurchase agreements. Customers and counterparties of the Group consist of entities in and outside the United States.

        The Group records its contractual commitments at market or fair value. Therefore, resulting changes in market or fair value are recorded currently in income. The Group's exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, market volatility and changes in interest and foreign exchange rates. The overall level of market risk from financial instruments the Group is exposed to is often limited by other financial instruments recorded both on and off balance sheet. Management actively monitors its market risk by reviewing the effectiveness of hedging strategies and setting market risk limits.

        The Group also enters into financing agreements, collateralized primarily by U.S. Government securities, in which it extends short-term credit to counterparties. The value and adequacy of the collateral are continually monitored.

        The Group's business also includes clearing and executing futures contracts and options on futures contracts for the accounts of customers. As such, the Group guarantees to the respective clearinghouse its customers' performance under these contracts. The Group provides clearing services of futures and options to introducing brokers. The Group may require introducing brokers to deposit funds or pledge their exchange memberships, thereby reducing risks associated with the clearing of futures and options. Additionally, to reduce its risk, the Group requires customers to meet, at a minimum, the margin requirements established by each of the exchanges at which the contract is traded. This margin is a good faith deposit from the customer, which reduces the risk to the Group of failure on behalf of the customer to fulfill any obligation under the contract. To minimize its exposure to risk of loss due to market variation, the Group adjusts these margin requirements, as needed, due to daily fluctuations in the values of the underlying positions. If necessary, certain positions may be liquidated to satisfy resulting changes in margin requirements.

        The Group is unable to develop an estimate of the maximum payout under these guarantees. However, its management believes that the margin deposits held at February 28, 2005 were adequate to minimize the risk of material loss, which could be created by the positions held at that time, and it is unlikely the Group will have to make material payments under these arrangements. The Group has applied the initial recognition and measurement provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, but has not recorded a liability for these guarantees because the estimated fair value of such guarantees was zero based on the Group's qualitative analysis.

NOTE O—FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the Group to report the fair value of financial instruments, as defined.

        Assets and liabilities that are carried at fair value include all of the Group's securities, including derivative financial instruments used for trading purposes, which are recorded as Securities owned and Securities sold but not yet purchased.

        Assets and liabilities, recorded at contractual amounts, that approximate market or fair value include cash, cash and securities segregated under federal and other regulations, deposits with clearing organizations and others, short-term borrowings and payable to broker-dealers, clearing organizations and customers. The market values of such items are not materially sensitive to shifts in market interest rates because of the limited term to maturity of these instruments and their variable interest rates.

        The Group's long-term borrowings are recorded at historical amounts, which could differ from fair value as a result of changes in market rates.

        The following table provides a summary of the fair value of the Group's long-term borrowings. The fair value of the Group's long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on the Group's current borrowing rates for similar types of borrowing arrangements.

	February 28, 2005	February 29, 2004
	(in thousands)
Carrying value of long-term borrowings	$1,246,000	$383,500
Fair value of long-term borrowings	1,298,927	399,990

        The Group carries its secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase, securities loaned and other secured borrowings, at their original contract amount plus accrued interest. Because the majority of such financing activities are short-term in nature, carrying value approximates fair value. Securities purchased under agreements to resell ("resale agreements") and Securities sold under agreements to repurchase ("repurchase agreements") are treated as financing transactions and are carried at the amounts at which the securities will be reacquired or resold as specified in the respective agreements plus accrued interest. The carrying amounts approximate their fair values. Where appropriate, resale and repurchase agreements with the same counterparty are reported on a net basis in accordance with FASB Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements. The Group is required to present the following table when repurchase agreements are 10% or greater of total assets.

NOTE P—SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	February 28, 2005
	Demand	Overnight	Less than 30 days	30-90 days	Greater than 90 days	Total
	(in thousands)
Security Type
US Governments	$1,277,173	$15,353,429	$1,302,419	$1,361,433	$227,948	$19,522,402
US Corporations	143,853	2,764	162,234	—	197,498	506,349
Foreign Governments	137,664	—	—	—	—	137,664
Foreign Corporations	77,873	12,543	18,639	5,100	—	114,155
Emerging Market Government	1,226,385	189,219	1,839,959	749,688	891,153	4,896,404
Other	30,785	1,209,903	1,544,978	223,122	440,141	3,448,929

	$2,893,733	$16,767,858	$4,868,229	$2,339,343	$1,756,740	$28,625,903

        The Group's policy is to take possession of securities purchased under resale agreements, which consist largely of securities issued by the U.S. Government. The Group retains the right to re-pledge collateral received in secured financing transactions. As of February 28, 2005, substantially all of the collateral received had been re-pledged in connection with these financing activities. The market value of the collateral the Group received as of February 28, 2005 and February 29, 2004 was $201.2 billion and $124.4 billion, respectively. The Group continually monitors the market value of the underlying collateral received as compared with the related receivable, including accrued interest, and requests additional collateral where deemed appropriate.

        The amount of risk under repurchase agreements that exceeds 10% of member's equity as of February 28, 2005 is as follows (in thousands):

Entity	Amount	Weighted average maturity (in days)
Credit Suisse First Boston	$19,003	1.05
Dresdner Bank AG	29,444	41.53
JPMorgan Chase	31,767	34.26
Deutsche Bank AG	15,840	1.53
ING Baring	23,508	1.00
Lehman Brothers Inc.	55,884	1.00
Morgan Stanley & Co.	34,047	53.27
UBS AG	20,059	1.00
Canadian Imperial Bank of Commerce	58,114	6.82

NOTE Q—RELATED PARTY TRANSACTIONS

        The Group may loan money to and may borrow money from its affiliates, members, affiliated companies and other related parties. Interest is generally charged at prevailing market rates.

        As of February 29, 2004, the Group had a deposit with BAWAG Overseas, Inc., a third party financial institution who was a member, of $210.2 million. This balance was also included in "Receivables from equity members" and was liquidated shortly after year-end.

        Through a joint venture with Putnam Investments, Thomas H. Lee Partners, L.P. has an indirect ownership interest in Currenex, Inc., which is a technology firm that has created an electronic platform for trading currencies. For the period from August 6, 2004 through February 28, 2005, the period from March 1, 2004 through August 5, 2004 and the years ended February 29, 2004 and February 28, 2003, the Company paid fees of $1.4 million, $0.3 million, $0.3 million and $0, respectively, to Currenex in connection with the use of its platform.

NOTE R—SEGMENT REPORTING

        Operating segments are defined as components of an enterprise for which separate financial information is regularly available and evaluated by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

        The Group has reported the results of operations related to Forstmann-Leff International Associates, LLC as discontinued operations (see Note C). Forstmann-Leff International Associates, LLC was previously disclosed within the Asset Management segment. The Group's remaining operations include two operating segments: (1) Derivatives Brokerage & Clearing; and (2) Prime Brokerage/Capital Markets. The Derivatives Brokerage & Clearing business operations consist of execution and clearing services for global exchange-traded derivatives in electronic and open outcry markets. Prime Brokerage/Capital Markets is focused on offering a variety of securities products consisting of fixed income, equities, foreign exchange and prime brokerage. The retained assets from the Asset Management segment, Refco Alternative Investments, have become part of our Derivatives Brokerage & Clearing segment. Segment data has been reclassified to reflect the current segment structure.

        For financial reporting purposes, and to reconcile to the amounts reported in the consolidated financial statements, we have established a Corporate & Other non-operating segment. Corporate administration costs are not allocated to the respective segments and are included in Corporate & Other. Eliminations consist of intersegment interest income and interest expense derived in the Group's normal course of business from intercompany funding.

	Derivatives Brokerage & Clearing	Prime Brokerage/ Capital Markets	Corporate & Other	Eliminations	Total
	(in thousands)
Period from August 6, 2004 through February 28, 2005
Interest revenue	$121,358	$1,868,091	$5,082	$(177,428)	$1,817,103
Total revenues	629,051	2,036,260	8,434	(194,333)	2,479,412
Interest expense	66,826	1,801,977	73,844	(177,429)	1,765,218
Depreciation and amortization	3,788	8,219	6,039	—	18,046
Income (loss) before provision for income taxes, income from equity investees and member's interest in earnings (losses) of subsidiary	74,677	70,771	(94,217)	—	51,231
Total assets	9,303,522	50,629,868	719,168	(11,884,709)	48,767,849
Period from March 1, 2004 through August 5, 2004
Interest revenue	$65,265	$794,982	$7,256	$(98,790)	$768,713
Total revenues	445,733	913,392	7,970	(110,982)	1,256,113
Interest expense	36,587	743,621	25,948	(99,516)	706,640
Depreciation and amortization	4,801	937	6,255	—	11,993
Income (loss) before provision for income taxes, income from equity investees, members' interest in earnings of subsidiary and discontinued operations	59,790	66,681	(27,111)	—	99,360
As of and for the year ended February 29, 2004
Interest revenue	$141,897	$1,084,204	$20,154	$(194,560)	$1,051,695
Total revenues	840,308	1,267,634	20,180	(253,823)	1,874,299
Interest expense	62,012	979,704	53,367	(197,409)	897,674
Depreciation and amortization	10,284	1,311	14,566	—	26,161
Income (loss) before provision for income taxes, income from equity investees, members' interest in earnings of subsidiary and discontinued operations	121,546	124,631	(56,715)	—	189,462
Total assets	7,275,399	31,763,273	863,307	(6,569,807)	33,332,172
As of and for the year ended February 28, 2003
Interest revenue	$141,934	$2,507,557	$53,688	$(315,840)	$2,387,339
Total revenues	746,026	2,608,850	58,682	(367,459)	3,046,099
Interest expense	72,065	2,365,181	62,741	(317,641)	2,182,346
Depreciation and amortization	8,010	647	14,842	—	23,499
Income (loss) before provision for income taxes, dividends on preferred securities issued by subsidiaries, income from equity investees and discontinued operations	76,883	100,562	(22,614)	—	154,831
Total assets	6,054,415	20,505,353	1,195,988	(8,540,327)	19,215,429

Geographic Information

        The Group conducts business in three countries that individually comprise greater than 10% of revenues and long-lived assets within the last three years. The following information provides a reasonable representation of each region's contribution to the consolidated amounts:

	Period from August 6, 2004 through February 28, 2005	Period from March 1, 2004 through August 5, 2004	Year Ended February 29, 2004	Year Ended February 28, 2003
	(in thousands)
Total revenues:
United States	$2,049,027	$941,010	$1,272,622	$2,455,450
Bermuda	202,188	139,727	325,791	411,114
United Kingdom	156,008	117,053	177,461	96,524
Other	72,189	58,323	98,425	83,011

Total	$2,479,412	$1,256,113	$1,874,299	$3,046,099

	As of February 28, 2005	As of February 29, 2004
	(in thousands)
Long-lived assets:
United States	$32,417	$35,661
Bermuda	1,318	1,900
United Kingdom	4,979	2,004
Other	5,157	4,786

Total	$43,871	$44,351

        No single customer accounted for greater than 10% of total revenues in the seven months ended February 28, 2005, the five months ended August 5, 2004 and the years ended February 29, 2004 and February 28, 2003.

        For segment reporting purposes, long lived assets comprise furniture, equipment and leasehold improvements.

NOTE S—SUBSEQUENT EVENTS

        On March 15, 2005, the Group amended its New Senior Credit Facility (the "Amended Credit Facility"). Under the Amended Credit Facility, the Secured term loan bears interest at the Group's choice of Eurodollar Rate or Base Rate plus an applicable margin based on the Debt Ratings (as defined).

        The Company has issued 9% Senior Subordinated Notes due 2012 (the "Exchange Notes") in exchange for all New Notes, and has filed a Form S-4 exchange offer registration statements whereby holders of the New Notes will receive Exchange Notes which have been registered under the Securities Act of 1933, as amended, having terms substantially identical in all material aspects to the New Notes. The Form S-4 exchange offer registration statement was declared effective on April 8, 2005.

The following paragraphs are unaudited:

        In April 2005, the Group acquired the customer accounts and related business operations of The League Corp. for approximately $11.2 million with an additional contingent payment based on performance to be made after the one year period ended January 31, 2006.

        Refco Trading Services (UK) Ltd., a wholly owned subsidiary of the Company, made a cash offer to the existing shareholders of EasyScreen plc ("EasyScreen") for £15.525 per share. This offer values the entire share capital of EasyScreen at approximately £14.8 million. The offer closed on May 31, 2005, and as of that date, the Company owned 95.3% of the outstanding ordinary share capital of EasyScreen.

        In June 2005, the Group entered into a definitive agreement to acquire the global brokerage operations of Cargill Investor Services for $208.0 million in cash and a future contingent cash payment of between $67.0 million and $192.0 million, based on the performance of the acquired operations.

NOTE T—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The following information sets forth the Group condensed consolidating financial statements as of February 28, 2005 and February 29, 2004 and for each of the three years in the period ended February 28, 2005.

Condensed consolidating balance sheet

	February 28, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidation Totals
	(in thousands)
Cash and cash equivalents	$—	$29,429	$493,192	$—	$522,621
Cash and securities segregated under federal and other regulations
Cash and cash equivalents	—	—	1,102,539	—	1,102,539
Securities purchased under agreements to resell	—	—	58,650	—	58,650
Securities purchased under agreements to resell	—	—	34,548,479	(4,312,608)	30,235,871
Deposits with clearing organizations and others	—	6,348	3,409,003	(975,698)	2,439,653
Receivables from securities borrowed	—	—	3,128,304	—	3,128,304
Receivables from broker-dealers, clearing organizations and customers, net of reserves	125,796	3,298,520	6,508,245	(5,854,262)	4,078,299
Securities owned, at market value or fair value	—	341	5,990,649	(396,193)	5,594,797
Investment in and advances to subsidiaries	2,472,182	907,702	—	(3,379,884)	—
Goodwill, identifiable intangible assets and other assets	95,352	365,745	1,394,157	(248,139)	1,607,115

Total assets	$2,693,330	$4,608,085	$56,633,218	$(15,166,784)	$48,767,849

Liabilities
Short-term borrowings, including current portion of long-term borrowings	$8,000	$—	$24,628	$—	$32,628
Securities sold under agreements to repurchase	—	—	33,001,115	(4,375,212)	28,625,903
Payable from securities loaned	—	—	3,028,933	—	3,028,933
Payable to broker-dealers and clearing organizations	—	6,093	1,122,507	(387,478)	741,122
Payable to customers	1,237,776	3,601,764	8,603,429	(6,595,411)	6,847,558
Securities sold, not yet purchased, at market value or fair value	—	351	7,832,671	—	7,833,022
Accounts payable, accrued expenses and other liabilities	56,804	71,693	195,976	(71,891)	252,582
Long-term borrowings	1,238,000	—	—	—	1,238,000
Subordinated debt	—	—	113,264	(113,264)	—

Total liabilities	2,540,580	3,679,901	53,922,523	(11,543,256)	48,599,748
Membership interests issued by subsidiary	—	—	15,351	—	15,351
Member's equity	152,750	928,184	2,695,344	(3,623,528)	152,750

Total liabilities and member's equity	$2,693,330	$4,608,085	$56,633,218	$(15,166,784)	$48,767,849

Condensed consolidating balance sheet

	February 29, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidation Totals
	(in thousands)
Cash and cash equivalents	$—	$4,477	$311,736	$—	$316,213
Cash and securities segregated under federal and other regulations
Cash and cash equivalents	—	—	1,375,838	—	1,375,838
Securities purchased under agreements to resell	—	—	55,061	—	55,061
Securities purchased under agreements to resell	—	—	25,009,575	(2,035,267)	22,974,308
Deposits with clearing organizations and others	—	654	2,807,990	(976,879)	1,831,765
Receivables from securities borrowed	—	—	1,808,566	—	1,808,566
Receivables from broker-dealers, clearing organizations and customers, net of reserves	314,279	1,266,036	3,332,898	(2,817,018)	2,096,195
Receivables from equity members	—	—	210,223	—	210,223
Securities owned, at market value or fair value	—	2,091	2,414,286	(383,842)	2,032,535
Investment in and advances to subsidiaries	1,131,766	1,160,431	—	(2,292,197)	—
Assets of discontinued operations	—	—	276,012	—	276,012
Goodwill, identifiable intangible assets and other assets	58,612	430,084	119,548	(252,788)	355,456

Total assets	$1,504,657	$2,863,773	$37,721,733	$(8,757,991)	$33,332,172

Liabilities
Short-term borrowings, including current portion of long-term borrowings	$68,000	$—	$20,890	$—	$88,890
Securities sold under agreements to repurchase	—	—	26,208,264	(2,445,012)	23,763,252
Payable from securities loaned	—	—	1,867,047	—	1,867,047
Payable to broker-dealers and clearing organizations	—	1	610,632	(26,990)	583,643
Payable to customers	465,681	1,547,382	6,614,220	(3,573,946)	5,053,337
Securities sold, not yet purchased, at market value or fair value	—	2,091	805,394	—	807,485
Liabilities of discontinued operations	—	—	44,878	—	44,878
Accounts payable, accrued expenses and other liabilities	23,392	68,182	143,665	(63,588)	171,651
Long-term borrowings	315,500	—	—	—	315,500
Subordinated debt	16,000	—	109,056	(109,056)	16,000

Total liabilities	888,573	1,617,656	36,424,046	(6,218,592)	32,711,683
Membership interests issued by subsidiary	—	—	4,405	—	4,405
Members' equity	616,084	1,246,117	1,293,282	(2,539,399)	616,084

Total liabilities and members' equity	$1,504,657	$2,863,773	$37,721,733	$(8,757,991)	$33,332,172

Condensed consolidating statement of income

	Period from August 6, 2004 through February 28, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidation Totals
Revenues
Commissions and brokerage	$—	$2,154	$497,610	$(13,059)	$486,705
Interest	3,115	61,711	1,929,705	(177,428)	1,817,103
Principal transactions, net	—	43,899	116,931	—	160,830
Asset management and advisory fees	—	—	8,801	—	8,801
Other	3,348	1,382	5,089	(3,846)	5,973

Total revenues	6,463	109,146	2,558,136	(194,333)	2,479,412

Expenses
Commissions and order execution costs	—	33,239	338,348	(13,059)	358,528
Interest	63,471	63,994	1,815,181	(177,428)	1,765,218
Employee compensation and benefits	9,537	12,361	136,567	—	158,465
General, administrative and other	19,638	1,544	128,634	(3,846)	145,970

Total expenses	92,646	111,138	2,418,730	(194,333)	2,428,181

Equity in net income (loss) of subsidiaries	164,381	79,290	—	(243,671)	—
Income (loss) before provision for income taxes, income from equity investees and member's interest in losses of subsidiary	78,198	77,298	139,406	(243,671)	51,231
(Benefit from) provision for income taxes	(110)	—	6,360	—	6,250

Income (loss) before income from equity investees and member's interest in losses of subsidiary	78,308	77,298	133,046	(243,671)	44,981
Income from equity investees	—	15,779	799	—	16,578
Member's interest in earnings (losses) of subsidiary	—	—	(16,749)	—	(16,749)

Net income (loss)	$78,308	$93,077	$150,594	$(243,671)	$78,308

Condensed consolidating statement of income

	Period from March 1, 2004 through August 5, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidation Totals
	(in thousands)
Revenues
Commissions and brokerage	$—	$2,618	$369,810	$(10,408)	$362,020
Interest	5,789	43,382	818,332	(98,790)	768,713
Principal transactions, net	—	17,742	101,493	—	119,235
Asset management and advisory fees	—	—	3,676	—	3,676
Other	639	2,316	1,298	(1,784)	2,469

Total revenues	6,428	66,058	1,294,609	(110,982)	1,256,113

Expenses
Commissions and order execution costs	—	8,727	244,963	(9,681)	244,009
Interest	20,212	47,567	738,378	(99,517)	706,640
Employee compensation and benefits	2,136	7,950	98,442	—	108,528
General, administrative and other	6,964	9,017	83,379	(1,784)	97,576

Total expenses	29,312	73,261	1,165,162	(110,982)	1,156,753

Equity in net income (loss) of subsidiaries	120,863	60,837	—	(181,700)	—
Income (loss) before provision for income taxes, income from equity investees, members' interest in earnings of subsidiary and discontinued operations	97,979	53,634	129,447	(181,700)	99,360
Provision for income taxes	—	—	7,994	—	7,994

Income (loss) before income from equity investees, members' interest in earnings of subsidiary and discontinued operations	97,979	53,634	121,453	(181,700)	91,366
Income from equity investees	—	7,770	575	—	8,345
Members' interest in earnings of subsidiary	—	—	5,771	—	5,771

Income (loss) from continuing operations	97,979	61,404	116,257	(181,700)	93,940
Discontinued operations:
Income from discontinued operations	—	—	7,383	—	7,383
Applicable income tax expense	—	—	3,344	—	3,344

Net income (loss)	$97,979	$61,404	$120,296	$(181,700)	$97,979

Condensed consolidating statement of income

	Year Ended February 29, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidation Totals
	(in thousands)
Revenues
Commissions and brokerage	$—	$5,666	$692,411	$(52,637)	$645,440
Interest	15,037	68,075	1,163,143	(194,560)	1,051,695
Principal transactions, net	—	26,966	138,970	—	165,936
Asset management and advisory fees	—	—	7,527	(272)	7,255
Other	—	4,066	6,261	(6,354)	3,973

Total revenues	15,037	104,773	2,008,312	(253,823)	1,874,299

Expenses
Commissions and order execution costs	—	13,039	439,833	(40,978)	411,894
Interest	40,404	78,831	975,848	(197,409)	897,674
Employee compensation and benefits	4,636	13,869	186,349	—	204,854
General, administrative and other	18,856	14,175	152,819	(15,435)	170,415

Total expenses	63,896	119,914	1,754,849	(253,822)	1,684,837

Equity in net income (loss) of subsidiaries	236,015	241,200	—	(477,215)	—
Income (loss) before provision for income taxes, income from equity investees, members' interest in earnings of subsidiary and discontinued operations	187,156	226,059	253,463	(477,216)	189,462
Provision for income taxes	—	—	11,687	—	11,687

Income (loss) before income from equity investees, members' interest in earnings of subsidiary and discontinued operations	187,156	226,059	241,776	(477,216)	177,775
Income from equity investees	—	10,609	935	—	11,544
Members' interest in earnings of subsidiary	—	—	1,273	—	1,273

Income (loss) from continuing operations	187,156	236,668	241,438	(477,216)	188,046
Discontinued operations:
Loss from discontinued operations	—	—	(401)	—	(401)
Applicable income tax expense	—	—	489	—	489

Net income (loss)	$187,156	$236,668	$240,548	$(477,216)	$187,156

Condensed consolidating statement of income

	Year Ended February 28, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidation Totals
	(in thousands)
Revenues
Commissions and brokerage	$—	$6,278	$598,999	$(33,757)	$571,520
Interest	34,908	100,795	2,567,476	(315,840)	2,387,339
Principal transactions, net	—	6,275	76,279	—	82,554
Asset management and advisory fees	—	—	5,833	(5,710)	123
Other	5,007	4,087	56,423	(60,954)	4,563

Total revenues	39,915	117,435	3,305,010	(416,261)	3,046,099

Expenses
Commissions and order execution costs	—	4,991	413,432	(33,048)	385,375
Interest	46,667	95,267	2,358,053	(317,641)	2,182,346
Employee compensation and benefits	6,479	12,085	162,398	—	180,962
General, administrative and other	60,850	3,687	143,619	(65,571)	142,585

Total expenses	113,996	116,030	3,077,502	(416,260)	2,891,268

Equity in net income (loss) of subsidiaries	214,200	182,183	—	(396,383)	—
Income (loss) before provision for income taxes, dividends on preferred securities issued by subsidiaries, income from equity investees and discontinued operations	140,119	183,588	227,508	(396,384)	154,831
Provision for income taxes	—	—	1,223	—	1,223

Income (loss) before dividends on preferred securities issued by subsidiaries, income from equity investees and discontinued operations	140,119	183,588	226,285	(396,384)	153,608
Dividends on preferred securities issued by subsidiary	—	15,576	—	—	15,576
Income from equity investees	—	1,673	—	—	1,673

Income (loss) from continuing operations	140,119	169,685	226,285	(396,384)	139,705
Discontinued operations:
Income from discontinued operations	—	—	1,151	—	1,151
Applicable income tax expense	—	—	737	—	737

Net income (loss)	$140,119	$169,685	$226,699	$(396,384)	$140,119

Condensed consolidating statement of cash flows

	Period from August 6, 2004 through February 28, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidation Totals
	(in thousands)
Net cash generated from operating activities	$122,637	$40,089	$225,956	$—	$388,682
Cash flows from investing activities
Payment of acquisition fees	(46,989)	—	—	—	(46,989)
Acquisition of businesses, net of cash acquired	—	(17,225)	—	—	(17,225)

Net cash used in investing activities	(46,989)	(17,225)	—	—	(64,214)

Cash flows from financing activities
Proceeds from new borrowings	1,400,000	—	—	—	1,400,000
Repayment of long-term borrowings	(539,436)	—	—	—	(539,436)
Payment to former shareholders	(19,815)	—	—	—	(19,815)
Payment to former shareholder for sale of interest in predecessor	(861,749)	—	—	—	(861,749)
Payment of deferred financing costs	(43,648)	—	—	—	(43,648)
Withdrawals of interests by members of subsidiary	—	—	28,815	—	28,815
Capital withdrawals	(11,000)	—	—	—	(11,000)

Net cash used in financing activities	(75,648)	—	28,815	—	(46,833)

Net increase in cash and cash equivalents	—	22,864	254,771	—	277,635
Cash and cash equivalents, beginning of period	—	6,565	238,421	—	244,986

Cash and cash equivalents, end of period	$—	$29,429	$493,192	$—	$522,621

	Period from March 1, 2004 through August 5, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidation Totals
	(in thousands)
Net cash generated from (used in) operating activities	$590,536	$567	$(62,241)	$—	$528,862
Cash flows from investing activities
Distribution of cash in Asset Management business	—	—	(24,457)	—	(24,457)
Payment of acquisition fees	(3,536)	—	—	—	(3,536)

Net cash used in investing activities	(3,536)	—	(24,457)	—	(27,993)

Cash flows from financing activities
Repayment of long-term borrowings	(37,000)	—	—	—	(37,000)
Distribution of cash	(550,000)	—	—	—	(550,000)
Withdrawals of interests by members of subsidiary	—	—	(6,891)	—	(6,891)

Net cash used in financing activities	(587,000)	—	(6,891)	—	(593,891)

Net cash used in discontinued operations	—	—	21,795	—	21,795

Net decrease in cash and cash equivalents	—	567	(71,794)	—	(71,227)
Cash and cash equivalents, beginning of period	—	5,998	310,215	—	316,213

Cash and cash equivalents, end of period	$—	$6,565	$238,421	$—	$244,986

	Year Ended February 29, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidation Totals
	(in thousands)
Net cash generated from operating activities	$387,774	$23,682	$316,449	$—	$727,905
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(23,219)	(95,711)	—	(118,930)

Net cash used in investing activities	—	(23,219)	(95,711)	—	(118,930)
Cash flows from financing activities
Repayment of long-term borrowings	(68,000)	—	—	—	(68,000)
Payment for redemption of preferred securities issued by subsidiaries	(199,774)	—	—	—	(199,774)
Net contributions to membership interest issued by subsidiary	—	—	3,132	—	3,132
Capital withdrawals	(120,000)	—	—	—	(120,000)

Net cash used in financing activities	(387,774)	—	3,132	—	(384,642)

Net cash used in discontinued operations	—	—	(134,285)	—	(134,285)

Net increase in cash and cash equivalents	—	463	89,585	—	90,048
Cash and cash equivalents, beginning of year	—	4,014	222,151	—	226,165

Cash and cash equivalents, end of year	$—	$4,477	$311,736	$—	$316,213

	Year Ended February 28, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidation Totals
	(in thousands)
Net cash (used in) generated from operating activities	$(54,500)	$1,658	$133,452	$—	$80,610
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	—	(3,473)	—	(3,473)

Net cash used in investing activities	—	—	(3,473)	—	(3,473)
Cash flows from financing activities
Issuance of long-term debt	222,500	—	—	—	222,500
Repayment of long-term borrowings	(68,000)	—	—	—	(68,000)
Capital withdrawals	(100,000)	—	—	—	(100,000)

Net cash generated from financing activities	54,500	—	—	—	54,500

Net cash used in discontinued operations	—	—	(50,150)	—	(50,150)

Net increase in cash and cash equivalents	—	1,658	79,829	—	81,487
Cash and cash equivalents, beginning of year	—	2,356	142,322	—	144,678

Cash and cash equivalents, end of year	$—	$4,014	$222,151	$—	$226,165

NOTE U—QUARTERLY SUPPLEMENTAL INFORMATION

       The following represents the Group's unaudited quarterly results for the years ended February 28, 2005 and February 29, 2004. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	Year Ended February 28, 2005
	First	Second(1)	Third	Fourth
	(unaudited) (in thousands)
Total revenues	$657,424	$865,849	$1,071,401	$1,140,851
Net income	59,270	45,173	36,120	35,724
	Year Ended February 29, 2004
	First	Second	Third	Fourth
	(unaudited) (in thousands)
Total revenues	$480,549	$395,204	$447,808	$550,738
Net income	46,360	46,770	47,254	46,772

(1)
Includes the period from June 1, 2004 through August 5, 2004 combined with the period from August 6, 2004 through August 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
    Refco Group Ltd., LLC

        We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Refco Group Ltd., LLC (the "Successor") and subsidiaries and the consolidated financial statements of Refco Group Ltd., LLC (the "Predecessor") and subsidiaries referred to in our respective reports dated May 24, 2005, which are included in the Prospectus constituting Part I of this Registration Statement. Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules I and II listed in Item 16 are presented for purposes of additional analysis and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

New York, New York
May 24, 2005

Schedule I

Condensed Financial Information of Refco Group Ltd., LLC

REFCO GROUP LTD., LLC
CONDENSED BALANCE SHEETS
(Parent Company Only)

	Successor February 28, 2005	Predecessor February 29, 2004
	(in thousands)
Receivables from broker-dealers, clearing organizations and customers	$125,796	$314,279
Investment in and advances to subsidiaries	2,472,182	1,131,766
Other assets	95,352	58,612

Total assets	$2,693,330	$1,504,657

Liabilities
Short-term borrowings, including current portion of long-term borrowings	$8,000	$68,000
Payable to customers	1,237,776	465,681
Accounts payable, accrued expenses and other liabilities	56,804	23,392
Long-term borrowings	1,238,000	315,500
Subordinated debt	—	16,000

Total liabilities	2,540,580	888,573
Members' equity	152,750	616,084

Total liabilities and members' equity	$2,693,330	$1,504,657

The accompanying notes are an integral part of these financial statements.

REFCO GROUP LTD., LLC
CONDENSED STATEMENTS OF INCOME
(Parent Company Only)

	Successor	Predecessor
	Period from August 6, 2004 through February 28, 2005		Year Ended
		Period from March 1, 2004 through August 5, 2004
			February 29, 2004	February 28, 2003
		(in thousands)
Revenues
Interest	$3,115	$5,789	$15,037	$34,908
Other	3,348	639	—	5,007

Total revenues	6,463	6,428	15,037	39,915

Expenses
Interest	63,471	20,212	40,404	46,667
Employee compensation and benefits	9,537	2,136	4,636	6,479
General, administrative and other	19,638	6,964	18,856	60,850

Total expenses	92,646	29,312	63,896	113,996

Equity in net income of subsidiaries	164,381	120,863	237,289	214,201
Income before provision for income taxes	78,198	97,979	188,430	140,120
Provision for income taxes	(110)	—	—	—

Net income	$78,308	$97,979	$188,430	$140,120

The accompanying notes are an integral part of these financial statements.

REFCO GROUP LTD., LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

		Predecessor
	Successor		Year Ended
	Period from August 6, 2004 through February 28, 2005	Period from March 1, 2004 through August 5, 2004	February 29, 2004	February 28, 2003
		(in thousands)
Net cash generated from (used in) operating activities	$122,637	$590,536	$387,774	$(54,500)
Cash flows from investing activities
Payment of acquisition fees	(46,989)	(3,536)	—	—

Net cash used in investing activities	(46,989)	(3,536)	—	—

Cash flows from financing activities
Proceeds from long-term borrowings	1,400,000	—	—	222,500
Repayment of long-term borrowings	(539,436)	(37,000)	(68,000)	(68,000)
Payment to former shareholders	(19,815)	—	—	—
Payment to former shareholders for sale of interest in predecessor	(861,749)	—	—	—
Payment of deferred financing costs	(43,648)	—	—	—
Payment for redemption of preferred securities issued by subsidiaries	—	—	(199,774)	—
Distribution of cash	—	(550,000)	—	—
Capital withdrawals	(11,000)	—	(120,000)	(100,000)

Net cash (used in) provided by financing activities	(75,648)	(587,000)	(387,774)	54,500

Net increase in cash and cash equivalents	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

REFCO GROUP LTD., LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Parent Company Only)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

        The condensed unconsolidated financial statements of Refco Group Ltd., LLC (the "Parent Company") should be read in conjunction with the consolidated financial statements Refco Group Ltd., LLC and subsidiaries (collectively the "Consolidated Company") and the notes thereto. Equity in net assets of subsidiaries (investments in affiliates) is accounted for in accordance with the equity method of accounting.

        For purposes of identification and description, Refco Group Ltd., LLC is referred to as the "Predecessor" for the period prior to the Transactions, and the "Successor" for the period subsequent to the Transactions.

The Transactions

        On June 8, 2004, THL Refco Acquisition Partners entered into an equity purchase and merger agreement with the Parent Company, Refco Group Holdings, Inc. ("RGHI") and certain other parties, which was amended on July 9, 2004 (the "Purchase Agreement"). The Purchase Agreement provided for a series of transactions that resulted in New Refco Group Ltd., LLC ("New Refco") becoming the Parent Company's parent and THL Refco Acquisition Partners and its affiliates and co-investors acquiring a 56.7% interest in New Refco, based on a valuation of New Refco of $2.3 billion, following the closing of the Transactions on August 5, 2004. THL Refco Acquisition Partners and its affiliates are affiliates of Thomas H. Lee Partners, L.P. Thomas H. Lee Partners, L.P. is a leading private equity firm focused on identifying and acquiring substantial ownership stakes in mid-to large-cap growth companies.

        For information on other significant accounting policies, refer to the notes to the consolidated financial statements of the Consolidated Company.

NOTE B—SHORT-TERM BORROWINGS, LONG-TERM BORROWINGS AND OTHER BORROWINGS

Short-term borrowings

        Short-term borrowings represent the portion of long-term borrowings maturing within one year and certain long-term borrowings that may be payable within one year at the option of the holder. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

        Bank loans are generally from major money center banks and are primarily payable on demand. Interest is paid at prevailing short-term market rates. The Parent Company enters into loan agreements with banks, which may be collateralized by letters of credit or other forms of collateral. Generally, the amounts pledged represent the underlying collateral for the Parent Company's receivables from customers.

        Short-term borrowings at year end are set forth below:

	February 28, 2005	February 29, 2004
	(in thousands)
Bank loans	$—	$20,890
Current portion of long-term borrowings	8,000	68,000

Total	$8,000	$88,890

Long-term borrowings

        Long-term borrowings of $1,246.0 million and $383.5 million for 2005 and 2004, respectively, represents unsecured syndicated senior notes with major financial institutions. Long-term borrowings consist of the following loans:

	February 28, 2005	February 29, 2004
	(in thousands)
New Senior Credit Facility:
Secured Term Loan	$646,000	$—
Secured Revolving Loan	—	—
9% Senior Subordinated Notes, due August 1, 2012	600,000	—
Old Senior Notes:
Series A Senior Notes 2004	—	17,000
Senior Notes 2005	—	74,000
Series B Senior Notes 2006	—	14,000
Senior Notes 2007	—	56,000
Series A Senior Notes 2007	—	100,000
Series B Senior Notes 2009	—	122,500

	$1,246,000	$383,500

Predecessor:

        The long-term borrowings represent unsecured syndicated senior notes with major financial institutions. These borrowings were subject to acceleration in the event of a change in control and were repaid in full in connection with the Transactions on August 5, 2004.

Successor:

        In connection with the Transactions on August 5, 2004, the Parent Company entered into a new Senior Credit Facility (the "New Senior Credit Facility") and issued 9% Senior Subordinated Notes, a portion the proceeds from which was used to repay the outstanding amounts under the old senior notes and the old subordinated loan from a member.

        The New Senior Credit Facility provides for a $75.0 million revolving credit facility in revolving credit loans and letters of credit. The revolving credit facility matures on August 5, 2010. The New Senior Credit Facility also provides for an $800.0 million secured term loan facility. The secured term loan facility matures on August 5, 2011.

        The secured term loan facility was fully drawn immediately after the closing of the Transactions on August 5, 2004. None of the revolving credit facility had been drawn as of this date. This facility will meet the Group's future needs for working capital and general corporate purposes.

        The New Senior Credit Facility bears interest, at the Group's option, at either the Eurodollar Rate or the Base Rate (both as defined), plus an applicable interest rate margin. The applicable margins under the term loan facility and the revolving credit facility are determined based upon the Leverage Ratio (as defined), as set forth in the following table:

		Applicable Rate
		Term Loans		Revolving Loans
Pricing Level	Leverage Ratio	Eurodollar Rate	Base Rate	Euro Dollar Rate	Base Rate
1	>5.00:1	2.75%	1.75%	2.75%	1.75%
2	>4.50:1 but ≤5.00:1	2.75%	1.75%	2.50%	1.50%
3	>4.00:1 but ≤4.50:1	2.75%	1.75%	2.00%	1.00%
4	≤4.00:1	2.75%	1.75%	1.75%	0.75%

        The weighted average interest rate per annum in effect as of February 28, 2005 for the secured term loan facility was 4.79%. The interest rate payable under the New Senior Credit Facility will increase by 2.00% per annum during the continuance of any payment or bankruptcy event of default.

        The New Senior Credit Facility is also secured by, among other things:

  •
  a first priority security interest in substantially all of the assets of New Refco and the Parent Company's non-regulated restricted domestic subsidiaries (other than Refco Finance Inc.), including without limitation, all receivables, contracts, contract rights, equipment, intellectual property, inventory and all other tangible and intangible assets, subject to certain customary exceptions;

  •
  a pledge of (i) all of present and future capital stock of each of the Parent Company and New Refco, each guarantor's direct domestic subsidiaries, including regulated domestic subsidiaries held directly by the Parent Company or any guarantor and (ii) 65% of the voting stock of each of the Parent Company and each guarantor's direct foreign subsidiaries; and

  •
  all proceeds and products of the property and assets described above.

        In addition, the New Senior Credit Facility is guaranteed by New Refco and the Parent Company's non-regulated restricted domestic subsidiaries.

        On August 5, 2004, the Parent Company completed a financing, which consisted of the sale of $600.0 million of 9% Senior Subordinated Notes due 2012 (the "New Notes") pursuant to a private offering. The New Notes bear interest at the rate of 9% per annum, which is payable semi-annually in cash in arrears on February 1 and August 1. The New Notes mature on August 1, 2012. The payment of the principal of, premium, if any, and interest on the New Notes and the payment of any Subsidiary Guaranty will be subordinate in right of payment to the prior payment in full of all Senior Indebtedness of the Issuers or the relevant Subsidiary Guarantor, as the case may be. The Parent Company has issued 9% Senior Subordinated Notes due 2012 (the "Exchange Notes") in exchange for all New Notes, pursuant to an exchange offer whereby holders of the New Notes will receive Exchange Notes that have been registered under the Securities Act of 1933, as amended, having terms substantially identical in all material aspects to the New Notes, except that the Exchange Notes will not contain terms with respect to transfer restrictions.

        At any time prior to August 1, 2007, the Parent Company may redeem up to 35% of the aggregate principal amount of the New Notes at a price of 109.000% in connection with a Designated Offering, as defined. With the exception of a Designated Offering, the New Notes are redeemable at the option of the Parent Company beginning August 1, 2008 at prices decreasing from 104.500% of the principal amount thereof to par on August 1, 2010 and thereafter. Prior to August 1, 2008, the Parent Company has the option to redeem all, but not less than all, of the New Notes at a redemption price equal to 100% of the principal amount of the New Notes, plus an Applicable Premium, as defined, plus accrued and unpaid interest to the redemption date. The Parent Company is not required to make mandatory redemption or sinking fund payments with respect to the New Notes.

        The indenture for the New Notes requires the Parent Company and its subsidiaries to comply with certain restrictive covenants, including a restriction on dividends; and limitations on the incurrence of indebtedness, certain payments and distributions and sales of the Parent Company's assets and stock. The Parent Company was in compliance with all contractual debt commitments as of February 28, 2005 and February 29, 2004, respectively.

        The New Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of the Parent Company's active domestic non-regulated subsidiaries.

        The table below sets out the maturities of the Parent Company's long-term borrowings.

	Year Ended
	February 28, 2005	February 29, 2004
	(in thousands)
2005	$—	$68,000
2006	8,000	51,000
2007	8,000	28,000
2008	8,000	114,000
2009	8,000	—
2010	8,000	122,500
2011 and thereafter	1,206,000	—

Total Senior Note Liabilities	$1,246,000	$383,500
Less:
Portion included within short-term borrowings	8,000	68,000

Total Long-term Senior Note Liabilities	$1,238,000	$315,500

        The Parent Company's interest expense from long-term borrowings for the period from August 6, 2004 through February 28, 2005 and for the period from March 1, 2004 through August 5, 2004 was $52.6 million and $11.7 million, respectively. For the years ended February 29, 2004 and February 28, 2003, interest expense from long-term borrowings was $31.1 million and $27.2 million, respectively.

Other borrowings

        Subordinated debt of $16.0 million for the year ended February 29, 2004, included in the condensed balance sheets, consists of a subordinated loan from a member. The subordinated debt outstanding at February 29, 2004 bears interest at the prime rate and matures June 1, 2005. For the year ended February 29, 2004, the weighted-average interest rate on the subordinated debt was 4.08%. Subordinated debt is subordinated to the claims of present and future general creditors. The subordinated debt was repaid in full in connection with the Transactions on August 5, 2004.

Contractual debt commitments

        The Parent Company's contractual debt commitments are governed by certain agreements which require that the Consolidated Company maintain specified levels of liquidity, net worth, funded debt to cash flow and cash flow to interest coverage.

NOTE C—RESTRICTED UNITS

        On August 5, 2004, New Refco authorized 101.0 million Class A Units and issued 100.3 million Class A Units and 7.0 million Class B Units and issued 4.4 million Class B Units, valued at $0.83 per unit, to the Consolidated Company's employees. The Class A and Class B units generally have identical rights and preferences, except the Class B Units are non-voting and have different rights as to certain distributions than the Class A Units.

        One half of the Class B Units (the "Non Performance-Based Units") will vest 25% on each of February 28, 2005, February 28, 2006, February 28, 2007 and February 29, 2008. The other half of the Class B Units (the "Performance Units") will vest based upon the Consolidated Company's achievement of EBITDA targets as defined in the agreements set forth for each of the Consolidated Company's fiscal years ended February 28, 2005, February 28, 2006, February 28, 2007 and February 29, 2008. Any unvested Performance Units will vest automatically and immediately on the eighth anniversary date from the date of issuance if employees remain employed on a full-time basis.

        On October 31, 2004, New Refco declared a 202,551.721-for-one split of its Class A and Class B units (the "Unit Split"'). The Unit Split entitled each Unit holder to receive an additional 202,550.721 units for every outstanding Class A and Class B unit held on that date. All units included in the accompanying consolidated financial statements for all periods presented have been adjusted to retroactively reflect the Unit Split.

        On October 31, 2004, November 10, 2004 and November 19, 2004, New Refco issued 1,818,655.1, 40,000 and 20,000 additional Class B Units, respectively, to the Consolidated Company's employees and members of its board of managers. The units issued to the members of the Parent Company's board of managers are all Non Performance-Based Units and will vest 25% on each of February 28, 2005, February 28, 2006, February 28, 2007 and February 29, 2008. The fair value of the additional units is $1.32 per unit.

        On December 6, 2004, New Refco issued 690,000 Class B Units to its Chief Financial Officer pursuant to a restricted unit agreement. One half of the Class B Units are Non-Performance-Based Units and the other half are Performance Units. Any unvested Performance Units will vest automatically and immediately on the eighth anniversary date from the date of issuance if the employee remains employed on a full-time basis. The fair value of the additional units is $3.15 per unit.

NOTE D—FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, requires the Parent Company to report the fair value of financial instruments, as defined.

        Assets and liabilities, recorded at contractual amounts, that approximate market or fair value include short-term borrowings and payable to customers. The market values of such items are not materially sensitive to shifts in market interest rates because of the limited term to maturity of these instruments and their variable interest rates.

        The Parent Company's long-term debt is recorded at historical amounts which could differ from fair value as a result of changes in the Parent Company's market rates.

        The following table provides a summary of the fair value of the Parent Company's long-term borrowings. The fair value of the Parent Company's long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on the Parent Company's current borrowing rates for similar types of borrowing arrangements.

	February 28, 2005	February 29, 2004
	(in thousands)
Carrying value of long-term borrowings	$1,246,000	$383,500
Fair value of long-term borrowings	1,298,927	399,990

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Schedule II

Refco Group Ltd., LLC
Valuation and Qualifying Accounts and Reserves

	Reserve against Receivables from Customers
	Balance at Beginning of Period	Charged to Income	Write offs	Balance at End of Period
	(in thousands)
For the year ended February 28, 2005(1)	$65,200	$10,996	$(15,006)	$61,190

For the year ended February 29, 2004	$42,700	$22,500	$—	$65,200

For the year ended February 28, 2003	$27,200	$15,500	$—	$42,700

(1)
Write-offs of reserves against receivables from customers were recognized during the quarter ended February 28, 2005.

        Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrants pursuant to the foregoing provisions, or otherwise, the registrants have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrants of expenses incurred or paid by a director, officer or controlling person of the registrants in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrants will, unless in the opinion of counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

QuickLinks

REFCO GROUP LTD., LLC REFCO FINANCE INC. FORM 10-K TABLE OF CONTENTS
PART I
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITYHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
SIGNATURES
INDEX TO EXHIBITS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REFCO GROUP LTD., LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
REFCO GROUP LTD., LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
REFCO GROUP LTD., LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
REFCO GROUP LTD., LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
REFCO GROUP LTD., LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Schedule I
Condensed Financial Information of Refco Group Ltd., LLC
REFCO GROUP LTD., LLC CONDENSED BALANCE SHEETS (Parent Company Only)
REFCO GROUP LTD., LLC CONDENSED STATEMENTS OF INCOME (Parent Company Only)
REFCO GROUP LTD., LLC CONDENSED STATEMENTS OF CASH FLOWS (Parent Company Only)
REFCO GROUP LTD., LLC NOTES TO CONDENSED FINANCIAL STATEMENTS (Parent Company Only)
  Schedule II
Refco Group Ltd., LLC Valuation and Qualifying Accounts and Reserves